Form 10-Q
period 1996-06-30
DOCUMENTUM INC
filed 1996-08-12
CIK 930885

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1996

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                        Commission file number: 0-27358

                               DOCUMENTUM, INC.
            (exact name of registrant as specified in its charter)


          DELAWARE                                       95-4261421
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                              5671 GIBRALTAR DRIVE
                       PLEASANTON, CALIFORNIA  94588-8547
                    (Address of principal executive offices)

                        TELEPHONE NUMBER (510) 463-6800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                      ---       ---

       The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 14,026,391 on June 30, 1996.

================================================================================

                                   FORM 10-Q
                                     INDEX
                                                                           Page
                                                                          Number
PART I.        FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheet as
               of June 30, 1996 and December 31, 1995..................     3


               Condensed Consolidated Statement of
               Operations for the three and six months ended
               June 30, 1996 and June 30, 1995.........................     4

               Condensed Consolidated Statement of
               Cash Flows for the six months ended
               June 30, 1996 and June 30, 1995.........................     5

               Notes to Condensed Consolidated
               Financial Statements....................................     6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................................  7-14

PART II.       OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K......................... 15-16

Signature..............................................................    17

Exhibit Index..........................................................    18

PART I.  FINANCIAL INFORMATION
- ------------------------------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------

                                DOCUMENTUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                          JUNE 30,           DECEMBER 31,
                                                                           1996                  1995
                                                                          -------              -------
                               ASSETS
Current assets:
   Cash and cash equivalents                                              $ 8,366              $ 5,978
   Short-term investments                                                  44,158                    -
   Accounts receivable, net of allowances of $671 and
      $647 (including $1,309 and $622 receivable from
      a stockholder and its affiliates)                                     6,708                6,073
   Other current assets                                                     1,182                  738
                                                                          -------              -------
      Total current assets                                                 60,414               12,789

Property and equipment, net                                                 4,562                3,201
Other assets                                                                  424                  511
                                                                          -------              -------
                                                                          $65,400              $16,501
                                                                          =======              =======

          LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
         PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                       $   903              $   564
   Accrued liabilities                                                      4,998                4,693
   Deferred revenue                                                         3,419                2,164
   Current portion of long term obligations                                   853                  744
                                                                          -------              -------
      Total current liabilities                                            10,173                8,165
                                                                          -------              -------
Long term obligations, less current portion                                   599                  691
                                                                          -------              -------
Mandatorily redeemable convertible preferred stock;
   0 and 49,020 shares designated, issued and outstanding                       -               13,391
                                                                          -------              -------
Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 5,000 and
      60,000 shares authorized
   Common stock, $0.001 par value; 35,000 and 100,000
      shares authorized; 14,026 and 1,880 shares issued
      and outstanding                                                          14                    2
   Additional paid-in capital                                              60,333                1,206
   Notes receivable from stockholders                                        (216)                (240)
   Unrealized loss on investments                                            (191)                   -
   Cumulative translation adjustment                                          (52)                 (55)
   Accumulated deficit                                                     (5,260)              (6,659)
                                                                          -------              -------
      Total stockholders' equity (deficit)                                 54,628               (5,746)
                                                                          -------              -------
                                                                          $65,400              $16,501
                                                                          =======              =======

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                            JUNE 30                               JUNE 30
                                                                  --------------------------            --------------------------
                                                                    1996               1995               1996               1995
                                                                  -------            -------            -------            -------
Revenues:
  Licenses (including $1,609, $409, $3,322
    and $2,265 from a stockholder and its affiliates)             $ 7,653            $ 4,574            $14,641            $ 8,315
  Services                                                          2,554              1,181              4,248              2,034
                                                                  -------            -------            -------            -------
     Total revenues                                                10,207              5,755             18,889             10,349
                                                                  -------            -------            -------            -------
Cost of revenues:
  Licenses                                                            418                381                921                587
  Services                                                          1,744                784              2,920              1,370
                                                                  -------            -------            -------            -------
     Total cost of revenues                                         2,162              1,165              3,841              1,957
                                                                  -------            -------            -------            -------
Gross profit                                                        8,045              4,590             15,048              8,392
                                                                  -------            -------            -------            -------
Operating expenses:
   Sales and marketing                                              4,584              2,851              8,606              5,388
   Research and development                                         1,788              1,015              3,329              1,742
   General and administrative                                         918                468              1,877                883
                                                                  -------            -------            -------            -------
     Total operating expenses                                       7,290              4,334             13,812              8,013
                                                                  -------            -------            -------            -------
Income from operations                                                755                256              1,236                379
Interest and other income, net                                        579                 47                917                108
                                                                  -------            -------            -------            -------
Income before income tax provision                                  1,334                303              2,153                487
Provision for income taxes                                           (467)               (76)              (754)              (122)
                                                                  -------            -------            -------            -------
Net income                                                        $   867            $   227            $ 1,399            $   365
                                                                  =======            =======            =======            =======

Net income per share                                                $0.06              $0.02              $0.10              $0.03

Shares used to compute net income per share                        14,938             12,934             14,535             12,934




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                           FOR THE SIX MONTHS ENDED
                                                                   JUNE 30
                                                           -----------------------
                                                             1996           1995
                                                           --------        -------
Cash flows from operating activities:
   Net income                                              $  1,399        $   365
   Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities;
        Depreciation and amortization                           870            347
        Provision for doubtful accounts                          24             88
        Changes in assets and liabilities:
           Accounts receivable                                 (659)        (1,769)
           Other current assets and other assets               (358)           (29)
           Accounts payable                                     340              8
           Accrued liabilities                                  305            266
           Deferred revenue                                   1,255            541
                                                           --------        -------
              Net cash provided by (used in)
                 operating activities                         3,176           (183)
                                                           --------        -------
Cash flows from investing activities:
   Purchase of short-term investments, net                  (44,349)             -
   Purchases of property and equipment                       (2,230)          (757)
                                                           --------        -------
      Net cash used in investing activities                 (46,579)          (757)
                                                           --------        -------

Cash flows from financing activities:
   Issuance of common stock, net                             45,772            151
   Proceeds from term loan                                      387              -
   Repayments on capital lease obligations                     (128)           379
   Repayment on term loan                                      (243)             -
                                                           --------        -------
   Net cash provided by financing activities                 45,788            530
                                                           --------        -------

Effect of exchange rate on changes in cash                        3            (19)
                                                           --------        -------

Net increase (decrease) in cash and cash equivalents          2,388           (429)
Cash and cash equivalents at beginning of period              5,978          6,289
                                                           --------        -------
Cash and cash equivalents at end of period                 $  8,366        $ 5,860
                                                           ========        =======

Supplemental schedule of noncash transactions:
   Conversion of preferred stock to common stock           $ 13,391        $     -


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1    Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements of Documentum, Inc. ("Documentum" or the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1. The consolidated results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996.


2    Initial Public Offering
     -----------------------

     In February 1996, the Company completed its initial public offering and issued 2,058,000 shares of its common stock to the public at a price of $24.00 per share. The Company received approximately $45.1 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously, all outstanding shares of preferred stock were automatically converted into common stock at a ratio of 5 to 1.


3    Net Income Per Share
     --------------------

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, convertible preferred stock (using the if converted method) and common stock options issued subsequent November 30, 1994 through the effective date of the initial public offering, have been included in the computation as if they were outstanding for all periods.

4    Accrued Expense and Other Current Liabilities
     ---------------------------------------------

                                                        (IN THOUSANDS)
                                                  ------------------------
                                                  JUNE 30,    DECEMBER 31,
                                                  ------------------------
                                                    1996             1995
                                                   ------           ------
      Compensation and related benefits            $2,074           $1,975
      Other                                         2,924            2,718
                                                   ------           ------
                                                   $4,998           $4,693
                                                   ======           ======



                                DOCUMENTUM, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-1. No. 33-80047 and the Company's quarterly
report on Form 10-Q for the three months ended March 31, 1996.   Readers are
cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW

  Documentum was formed in 1990 to provide object-oriented, client/server software solutions that enable large organizations to effectively manage and optimize the use of their unstructured business-critical information. The Company was originally incorporated as a wholly-owned subsidiary of Xerox Corporation ("Xerox"), and in October 1993 and September 1994 the Company raised equity from outside investors and Xerox through the sale of Preferred Stock of the Company, which reduced Xerox ownership to approximately 38%. As of June 30, 1996 Xerox ownership was approximately 32%.

  From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products. In the first half of 1996, the Company introduced Release 3.0 of Documentum EDMS, an update to the Company's core product with a range of new features. Also in the first half of 1996, the Company shipped new products for delivering document management functionality to the World Wide Web as well as for Microsoft NT, Lotus Notes and Interleaf users. The Company expects that EDMS-related revenue will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

  Since inception, the Company has invested significant resources in developing its EDMS software, as well as building its sales, marketing and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase for the remainder of the fiscal year.

  Although the Company has experienced significant revenue growth in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                        -----------------    ----------------
                                         1996       1995      1996      1995
                                        ------     ------    ------    ------
Revenues:
   Licenses                              75.0%      79.5%     77.5%     80.3%
   Services                              25.0%      20.5%     22.5%     19.7%
                                        ------     ------    ------    ------
      Total revenues                    100.0%     100.0%    100.0%    100.0%
                                        ------     ------    ------    ------

Cost of revenues:
   Licenses                               4.1%       6.6%      4.9%      5.7%
   Services                              17.1%      13.6%     15.5%     13.2%
                                        ------     ------    ------    ------
      Total cost of revenues             21.2%      20.2%     20.4%     18.9%
                                        ------     ------    ------    ------
Gross profit                             78.8%      79.8%     79.6%     81.1%
                                        ------     ------    ------    ------

Operating expenses:
   Sales and marketing                   44.9%      49.7%     45.6%     52.1%
   Research and development              17.5%      17.6%     17.6%     16.8%
   General and administrative             9.0%       8.1%      9.9%      8.5%
                                        ------     ------    ------    ------
   Total operating expenses              71.4%      75.4%     73.1%     77.4%
                                        ------     ------    ------    ------
Income from operations                    7.4%       4.4%      6.5%      3.7%
                                        ------     ------    ------    ------
Interest and other income, net            5.7%       0.8%      4.9%      1.0%
                                        ------     ------    ------    ------
Income before income tax provision       13.1%       5.2%     11.4%      4.7%

Provision for income taxes               (4.6%)     (1.3%)    (4.0%)    (1.2%)
                                        ------     ------    ------    ------
Net income                                8.5%       3.9%      7.4%      3.5%
                                        ======     ======    ======    ======

  REVENUES
  --------

  The Company's revenues are derived from perpetual licenses for its document management software and related services, which include maintenance and support, training and consulting services. Annual maintenance and support services and training and consulting services are charged separately from software licenses. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment. Annual maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract. Renewals of maintenance contracts are recorded when collectibility is deemed probable. Revenues from training and consulting are recognized when the services are performed. Payments received in advance of revenue recognition are recorded as deferred revenue.

     Total revenues increased by 77.4% from $5.8 million for the three months ended June 30, 1995 to $10.2 million for the three months ended June 30, 1996, and increased by 82.5% from $10.3 million for the six months ended June 30,

1995 to $18.9 million for the six months ended June 30, 1996. This growth was due primarily to the increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products and expansion of the Company's sales organization. License revenues increased by 67.3% from $4.6 million for the three months ended June 30, 1995 to $7.7 million for the three months ended June 30, 1996, and increased by 76.1% from $8.3 million for the six months ended June 30, 1995 to $14.6 million for the six months ended June 30, 1996. Services revenue increased 116.3% from $1.2 million for the three months ended June 30, 1995 to $2.6 million for the three months ended June 30, 1996, and increased by 108.8% from $2.0 million for the six months ended June 30, 1995 to $4.2 million for the six months ended June 30, 1996. The increase in service revenues was attributable to a larger installed base of customers as well as increased revenues from delayed maintenance contract renewals. During the next quarter, the Company believes that it might receive additional delayed renewal revenues. However, the Company believes that the potential revenues from delayed renewals will not account for a significant amount of revenue in the next quarter. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of these new products as well as enhanced versions of the Documentum EDMS family of products. There can be no assurance that the Company will continue to be successful in developing and marketing these Documentum EDMS products.

     Although the Company's customer base has grown as revenues have increased, a relatively small number of end user customers have historically accounted for a significant percentage of the Company's revenues. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. License revenues from Xerox and Xerox affiliates acting in its role as an indirect channel partner represented 8.9%, and 21.0% of total license revenues for the three months ended June 30, 1995 and 1996, respectively, and 27.2%, and 22.7% of total license revenues for six months ended June 30, 1995 and 1996, respectively.

  The Company markets its products through its direct sales force and its indirect channel partners, including systems integrators and distributors. Revenues from all indirect channel partners, including Xerox and Xerox affiliates, comprised 17.4% and 43.1% of license revenues for the three months ended June 30, 1995 and 1996, respectively, and 34.1% and 38.3% of license revenues for the six months ended June 30, 1995 and 1996, respectively. In addition, certain of the Company's direct revenues arise out of the Company's relationships with indirect channel partners. Revenues for any period from indirect partners including Xerox and affiliates are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that Xerox or the Company's other indirect channel partners will elect or be able to continue to market or support EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners. Management believes that the revenues, gross profit and costs and expenses relating to transactions with Xerox are indicative of amounts which would have been incurred or realized from nonrelated parties.

  International revenues represented 8.3% and 24.9% of license revenues for the three months ended June 30, 1995 and 1996, respectively, and 33.6% and 25.6% of license revenues for the six months ended June 30, 1995 and 1996, respectively. A significant portion of the international revenues are derived from the Company's indirect channel partners, which include Xerox and certain Xerox affiliates. International revenues are subject to significant variations. As a result, the Company believes that period to period comparison of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  While the Company believes that large multinational organizations represent a significant opportunity for revenue growth and the Company intends to continue expansion of its international sales operations, there can be no assurance that the Company will be successful in meeting the requirements of these large organizations or that the Company will be able to effectively support this international expansion. The Company's direct international sales are primarily denominated in United States dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition. Sales generated by the Company's indirect channel partners currently are generally paid to the Company in United States dollars. To the extent that international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition.

  Revenues for any quarter are subject to significant variation in amount as well as in composition, including the balance of direct and indirect revenues, the balance of domestic and international revenues and the balance of license and service revenues. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

  COST OF REVENUES
  ----------------

  Cost of license revenues consists primarily of the royalties paid to third-party vendors. It also includes product costs such as packaging, documentation, production and freight. Cost of license revenues increased by 9.7% from $381,000 for the three months ended June 30, 1995 to $418,000 for the three months ended June 30, 1996, and increased by 56.9% from $587,000 for the for the six month period ended June 30, 1995 to $921,000 for the six month period ended June 30, 1996, representing 8.3% and 5.5% of license revenues for the three months ended June 30, 1995 and 1996, respectively, and 7.1% and 6.3% of license revenues for the six months ended June 30, 1995 and 1996, respectively. The increase in cost of license revenues was principally related to the increase in the number of software licenses sold. The decrease in cost of license revenues as a percentage of license revenues was due to a new royalty agreement with a third-party vendor as well as the mix of third party products sold during the quarter.

  Cost of services revenues consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of services revenues increased by 122.4% from $784,000 for the three months ended June 30, 1995 to $1.7 million for the three months ended June 30, 1996, and increased by 113.1% from $1.4 million for the six months ended June 30, 1995 to $2.9 million for the six months ended June 30, 1996, representing 66.4% and 68.3% of related services revenues for the three months ended June 30, 1995 and 1996, respectively, and, 67.3% and 68.7% of the related services revenues for the six months ended June 30, 1995 and 1996, respectively. The increase in cost of services revenues was a result of increased personnel-related costs as the Company expanded its customer support and training operations to support its increased installed customer base, as well as payments to third parties for support.

  OPERATING EXPENSES
  ------------------

  Sales and marketing.   Sales and marketing expenses consist primarily of
  -------------------
salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 60.8% from $2.9 million for the three months ended June 30, 1995 to $4.6 million for the three months ended June 30, 1996, and increased 59.7% from $5.4 million for the six months ended June 30, 1995 to $8.6 for the six months ended June 30, 1996, representing 49.7% and 44.9% of total revenues for the three months ended June 30, 1995 and 1996, respectively, and 52.1% and 45.6% of total revenues for the six months ended June 30, 1995 and 1996, respectively. The increase in dollar amount was primarily due to the expansion of the Company's sales force and increased marketing activities including public relations and promotional expenses. The decrease as a percentage of revenues is primarily due to economies of scale realized as certain expenses, such as management compensation and facilities, grew proportionately less than revenues. The Company expects that sales and marketing expenses will increase in dollar amount for the remainder of the year, in order to support the Company's anticipated revenue growth.

  Research and development.   Research and development expenses consist
  ------------------------
primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 76.2% from $1.0 million for the three months ended June 30, 1995 to $1.8 million for the three months ended June 30, 1996, and increased 91.1% from $1.7 million for the six months ended June 30, 1995 to $3.3 million for the six months ended June 30, 1996, representing 17.6% and 17.5% of total revenues for the three months ended June 30, 1995 and 1996, respectively, and , 16.8% and 17.6% of total revenues for the six months ended June 30, 1995 and 1996, respectively. The increase in dollar amount and as a percentage of revenues reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. Accounting Standards No. 86 (''SFAS 86'') requires the capitalization of software development costs once technological feasibility is established. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. As a result, no software development costs have been capitalized. The Company expects research and development expenses will increase in dollar amount for the remainder of the year in order to support increased development efforts to both existing products and new products.

  General and administrative.   General and administrative expenses consist
  --------------------------
primarily of personnel costs for finance, management information systems, human resources and general management as well as outside professional services and insurance expenses. General and administrative expenses increased by 96.2% from $468,000 for the three months ended June 30, 1995 to $918,000 for the three months ended June 30, 1996, and increased 112.6% from $883,000 for the six months ended June 30, 1995 to $1.9 million for the six months ended June 30, 1996, representing 8.1% and 9.0% of total revenues for the three months ended June 30, 1995 and 1996, respectively, and 8.5% and 9.9% of total revenues for the six months ended June 30, 1995 and 1996, respectively. The increase in dollar amount and as a percentage of revenues is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth, and provide the infrastructure required for a public company. The Company expects general and administrative expenses to increase in dollar amount for the remainder of the year in order to support the growing needs of the company.

  INTEREST AND OTHER INCOME, NET
  ------------------------------

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses. Interest and other income, net increased from $47,000 for the three months ended June 30, 1995 to $579,000 for the three months ended June 30, 1996, and increased from $108,000 for the six months ended June 30, 1995 to $917,000 for the six months ended June 30, 1996. The increase in dollar amount is primarily due to higher cash balances resulting from the infusion of cash from the Company's initial public offering of common stock completed in February 1996.

  PROVISION FOR INCOME TAXES
  --------------------------

     The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for both the three months ended June 30, 1996 and the six months ended June 30, 1996, which include consideration of the Company's anticipated taxable income, tax rates and changes in its valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1996, the Company completed an initial public offering of its common stock, and received net proceeds of approximately $45.1 million.

  The Company's cash and investments totaled $52.5 million at June 30, 1996, representing 80.3% of total assets. Net cash provided by operating activities was $3.2 million for the six months ended June 30, 1996 and was primarily attributable to net income of $1.4 million, the increase in deferred revenue of $1.3 million and depreciation and amortization of $870,000, offset by the increase in accounts receivable of $659,000. During the six months ended June 30, 1996, capital expenditures of $2.2 million were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

  The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and short term and long term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale". At June 30, 1996, the Company had an unrealized loss of $191,000, which is classified as a separate component of equity. Although the Company believes that it has the ability to hold such investments to maturity, there can be no assurances that the Company will not liquidate such investments before the maturity date and that a portion or all of the loss would be realized.

  The Company's current line of credit allows for borrowings of up to $2.0 million at the bank's prime rate and expires in November 1996. As of June 30, 1996 the Company had no outstanding borrowings under its line of credit. The Company also has a term note with its bank allowing for additional borrowings of $1.1 million at the bank's prime rate plus 0.5%. At June 30, 1996 the Company had $1.5 million outstanding under its term note agreements with the bank and various lease obligations. Under the term note, interest and principal are due in equal monthly installments through November 1998. The borrowings under the term note are secured by substantially all of the Company's assets and are subject to certain financial covenants.

  The Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

     The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in it's ordinary course of business, potential investments such as businesses, products or technologies. The Company has no current understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating
- ----------------------------------------------------------------------------
Results.   Prior growth rates in the Company's revenue and operating results
- -------
should not be considered indicative of future growth, if any, or of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may be affected by such trends in the future. The Company's sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly results of the Company. Moreover, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically six to twelve months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede increased revenues, the Company's operating results would be materially adversely affected. As a result of these factors, operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Lengthy Sales and Implementation Cycles.   The license of the Company's software
- ---------------------------------------
products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle (typically between six and twelve months) to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation by customers of the Company's products involves a significant commitment of resources by such customers over an extended period of time and is commonly associated with substantial reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter. Therefore, the Company believes that its quarterly operating results are likely to vary in the future.

  Product Concentration.   To date, substantially all of the Company's revenues
  ---------------------
have been attributable to sales of licenses of the Documentum EDMS family of products and related services. The Company currently expects the Documentum EDMS family of products, and related services, to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of or demand for the Documentum EDMS products such as competition or technological change could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Documentum EDMS family of products. There can be no assurance that the Company will continue to be successful in developing and marketing the Documentum EDMS products.

  New Products and Rapid Technological Change.   The document management
  -------------------------------------------
software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and emerging industry standards, such as new operating systems, hardware platforms, user interfaces and relational database management system ("RDBMS") software. The Company's future success will also depend in part upon its ability to maintain and enhance relationships with its technology partners, such as RDBMS vendors, in order to provide its customers with integrated product solutions. There can be no assurance that the Company will be successful in maintaining these relationships or in developing and marketing product enhancements or new products that respond to technological change, updates and enhancements to third party products used in conjunction with the Company's products, changes in customer requirements or emerging industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements; or that any new products or enhancements that the Company may introduce will adequately meet the requirements of the marketplace and achieve market acceptance. Moreover, the Company has in the past experienced delays in the release dates of enhancements to its EDMS products. If release dates of any future EDMS enhancements are delayed or, if when released, fail to achieve market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. To date, the delays the Company has experienced have been minor in nature and are often the result of adding enhancements or functionality based upon customer feedback during beta product versions. These delays have generally not exceeded three months in duration from the Company's scheduled internal release dates, however, there can be no assurance that the Company may not experience future delays in product introduction. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

Intense Competition.   The market for the Company's products is intensely
- -------------------
competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as Saros, a FileNet Company, PC DOCS, Novasoft, Interleaf and Metaphase. Several of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company.

  In addition, RDBMS vendors, such as Oracle, may compete with the Company in the future. For example, Oracle has recently announced products that compete with the Company's products. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than the Company. Oracle and other potential competitors have well-established relationships with current and potential customers and strategic partners of the Company, have extensive knowledge of the relational database industry and have the resources to enable them to more easily offer a single vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

  The Company also faces indirect competition from systems integrators. The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position would be materially adversely affected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

  It is also possible that new competitors such as Microsoft, or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

EXHIBIT
NUMBER        DESCRIPTION
- ------        -----------

(1)   3.1   Registrant's Amended and Restated Certificate of Incorporation

(2)   3.2   Registrant's Amended and Restated Bylaws.

      4.1   Reference is made to Exhibits 3.1 and 3.2

(2)   4.2   Specimen stock certificate

(2)   4.3   Amended and Restated Investor Rights Agreement, dated
            September 20, 1994, between the Registrant and certain investors.

(2)   4.4   Warrant Agreement, dated March 1, 1994 between the Registrant and
            Comdisco, Inc.

(2)   4.5   Warrant Agreement, dated October 21, 1994, between the Registrant and Silicon Valley Bank.

(2)  10.1   Registrant's 1993 Equity Incentive Plan, as amended.

(2)  10.2   Form of Incentive Stock Option under the Equity Incentive Plan.

(2)  10.3   Form of Nonstatutory stock Option under the Equity Incentive Plan.

(2)  10.4   Form of Early Exercise Stock Purchase Agreement.

(1)  10.5   Registrant's Employee Stock Purchase Plan, as amended.

(2)  10.6   Registrant's 1995 Non-Employee Directors' Stock Option Plan.

(2)  10.7   Form of Indemnity Agreement between the Registrant and its officers and directors.

(2)  10.8   Industrial Real Estate Lease, dated June 9, 1995, between the
            Registrant and Sunol Center Associates.

(2)  10.9   Letter Agreement, dated July 27, 1993, between the Registrant and
            Jeffrey A. Miller.

(2)  10.10  Business Loan Agreement, dated December 23, 1993, between the
            Registrant and Silicon Valley Bank.

(2)  10.11  Promissory Note and Loan modification Agreement, dated October 21,
            1994 between the Registrant and Silicon Valley Bank.

(2)  10.12  Loan Modification Agreement, dated July 27, 1995, between the
            Registrant and Silicon Valley Bank.

+(2) 10.13  International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.

+(2) 10.14  Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.

(2)  10.15  Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.

(2)  10.16  Promissory Note and Loan Modification Agreement, dated
            November 10, 1995, between the Registrant and Silicon Valley Bank.

+(3) 10.17  Services Partner Agreement, dated April 1, 1996, between the
            Registrant and Xerox Corporation.

     11.1   Statement Regarding computation of Earnings Per Share.

- ---------------------

+    Confidential treatment requested for portions of this exhibit.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No.

     33-80047) and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOCUMENTUM, INC.
                              (Registrant)



Date: August 7, 1996          By:   /s/ Alan Henricks
                                 ---------------------
                              Alan Henricks
                              Vice President, Finance and Operations,
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial
                              Officer)

                                 EXHIBIT INDEX
EXHIBIT
NUMBER           DESCRIPTION
- ------           -----------

(1)    3.1    Registrant's Amended and Restated Certificate of Incorporation

(2)    3.2    Registrant's Amended and Restated Bylaws.

       4.1    Reference is made to Exhibits 3.1 and 3.2

(2)    4.2    Specimen stock certificate

(2)    4.3    Amended and Restated Investor Rights Agreement, dated
              September 20, 1994, between the Registrant and certain investors.

(2)    4.4    Warrant Agreement, dated march 1, 1994 between the Registrant and
              Comdisco, Inc.

(2)    4.5    Warrant Agreement, dated October 21, 1994, between the
              Registrant and Silicon Valley Bank.

(2)   10.1    Registrant's 1993 Equity Incentive Plan, as amended.

(2)   10.2    Form of Incentive Stock Option under the Equity Incentive Plan.

(2)   10.3    Form of Nonstatutory stock Option under the Equity Incentive Plan.

(2)   10.4    Form of Early Exercise Stock Purchase Agreement.

(1)   10.5    Registrant's Employee Stock Purchase Plan, as amended.

(2)   10.6    Registrant's 1995 Non-Employee Directors' Stock Option Plan.

(2)   10.7    Form of Indemnity Agreement between the Registrant and its officers and directors.

(2)   10.8    Industrial Real Estate Lease, dated June 9, 1995, between the
              Registrant and Sunol Center Associates.

(2)   10.9    Letter Agreement, dated July 27, 1993, between the Registrant and
              Jeffrey A. Miller.

(2)  10.10    Business Loan Agreement, dated December 23, 1993, between the
              Registrant and Silicon Valley Bank.

(2)  10.11    Promissory Note and Loan modification Agreement, dated
              October 21, 1994 between the Registrant and Silicon Valley Bank.

(2)  10.12    Loan Modification Agreement, dated July 27, 1995, between the
              Registrant and Silicon Valley Bank.

+(2) 10.13    International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.

+(2) 10.14    Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.

(2)  10.15    Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.

(2)  10.16    Promissory Note and Loan Modification Agreement, dated
              November 10, 1995, between the Registrant and Silicon Valley Bank.

+(3) 10.17    Services Partner Agreement, dated April 1, 1996, between the
              Registrant and Xerox Corporation.

      11.1    Statement Regarding computation of Earnings Per Share.

- ---------------------

+    Confidential treatment requested for portions of this exhibit.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.