Form 10-Q
period 1996-09-30
DOCUMENTUM INC
filed 1996-11-13
CIK 930885

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996
                                             ------------------

                                       OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

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

                                 Yes   X     No
                                    -------

       The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 14,032,794 on September 30, 1996.

================================================================================

                                   FORM 10-Q
                                     INDEX

                                                                       Page
                                                                      Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheet as
              of September 30, 1996 and December 31, 1995                3

              Condensed Consolidated Statement of
              Operations for the three and nine months ended
              September 30, 1996 and September 30, 1995                  4

              Condensed Consolidated Statement of
              Cash Flows for the nine months ended
              September 30, 1996 and September 30, 1995                  5

              Notes to Condensed Consolidated
              Financial Statements                                       6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                              7-15


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                       16-17

Signature                                                               18

Exhibit Index                                                           19

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                                DOCUMENTUM, INC.
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  1996                1995
                                              -------------        -----------
                   ASSETS
Current assets:
     Cash and cash equivalents                 $ 8,139              $ 5,978
     Short-term investments                     46,836                    -
     Accounts receivable, net of allowances
      of $788 and $647 (including $1,037 and
      $622 receivable from a stockholder and
      its affiliates)                            7,479                6,073
     Other current assets                          948                  738
                                               -------              -------
        Total current assets                    63,402               12,789

Property and equipment, net                      5,287                3,201
Other assets                                       406                  511
                                               -------              -------
                                               $69,095              $16,501
                                               =======              =======
     LIABILITIES, MANDATORILY REDEEMABLE
 CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
             EQUITY/(DEFICIT)

Current liabilities:
     Accounts payable                          $ 1,072              $   564
     Accrued liabilities                         6,810                4,693
     Deferred revenue                            3,865                2,164
     Current portion of long term obligations      898                  744
                                               -------              -------
        Total current liabilities               12,645                8,165
                                               -------              -------
Long term obligations, less current portion        344                  691
                                               -------              -------
Mandatorily redeemable convertible preferred
  stock; 0 and 49,020 shares designated,
  issued and outstanding                             -               13,391
                                               -------              -------
Stockholders' equity/(deficit)
     Preferred stock, $0.001 par value; 5,000
        and 60,000 shares authorized
     Common stock, $0.001 par value; 35,000
        and 100,000 shares authorized; 14,033
        and 1,880 shares issued and
        outstanding                                 14                    2
     Additional paid-in capital                 60,364                1,206
     Notes receivable from
      stockholders and other                      (364)                (295)
     Accumulated deficit                        (3,908)              (6,659)
                                               -------              -------
        Total stockholders' equity (deficit)    56,106               (5,746)
                                               -------              -------
                                               $69,095              $16,501
                                               =======              =======

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30                           SEPTEMBER 30
                                                                  -----------------                      -----------------
                                                                  1996          1995                     1996         1995
                                                                 -------       -------                  ------      ------
Revenues
  Licenses (including $700, $3,346, $4,022 and $5,611 from a
  stockholder and its affiliates)                                $ 9,127       $ 5,615                  $23,768     $13,930
  Services                                                         2,909         1,391                    7,157       3,425
                                                                 -------       -------                  -------     -------
     Total revenues                                               12,036         7,006                   30,925      17,355
                                                                 -------       -------                  -------     -------
Cost of revenues:
  Licenses                                                           476           242                    1,397         829
  Services                                                         1,732           932                    4,652       2,302
                                                                 -------       -------                  -------     -------
     Total cost of revenues                                        2,208         1,174                    6,049       3,131
                                                                 -------       -------                  -------     -------
Gross profit                                                       9,828         5,832                   24,876      14,224
                                                                 -------       -------                  -------     -------
Operating expenses:
  Sales and marketing                                              5,159         3,356                   13,765       8,744
  Research and development                                         2,175         1,327                    5,504       3,069
  General and administrative                                       1,074           724                    2,951       1,607
                                                                 -------       -------                  -------     -------
     Total operating expenses                                      8,408         5,407                   22,220      13,420
                                                                 -------       -------                  -------     -------
Income from operations                                             1,420           425                    2,656         804
Interest and other income, net                                       660            83                    1,577         191
                                                                 -------       -------                  -------     -------
Income before income tax provision                                 2,080           508                    4,233         995
Provision for income taxes                                          (728)         (127)                  (1,482)       (249)
                                                                 -------       -------                  -------     -------
Net Income                                                       $ 1,352       $   381                  $ 2,751     $   746
                                                                 =======       =======                  =======     =======
Net income per share                                             $  0.09       $  0.03                  $  0.19     $  0.06
Shares used to compute net income per share                       14,923        12,934                   14,664      12,934

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DOCUMENTUM, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    -------------------------
                                                      1996             1995
                                                    -------          --------
Cash flows from operating activities:
  Net income                                       $  2,751          $   746
  Adjustments to reconcile net income to
    net cash provided by operating activities;
      Depreciation and amortization                   1,416              602
      Provision for doubtful accounts                   141              109
      Changes in assets and liabilities:
      Accounts receivable                            (1,547)          (1,557)
      Other current assets and other assets            (105)             (19)
      Accounts payable                                  509              (60)
      Accrued liabilities                             2,116              984
      Deferred revenue                                1,701              735
                                                   --------          -------
        Net cash provided by
          operating activities                        6,982            1,540
                                                   --------          -------
Cash flows from investing activities
  Purchase of short-term investments, net           (46,965)               -
  Purchases of property and equipment                (3,500)          (1,732)
                                                   --------          -------
        Net cash used by investing activities       (50,465)          (1,732)
                                                   --------          -------
Cash flows from financing activities
  Issuance of common stock, net                      45,828              241
  Proceeds from term loan                               387                -
  Repayments on capital lease obligations              (216)             796
  Repayment on term loan                               (365)               -
                                                   --------          -------
        Net cash provided by financing activities    45,634            1,037
                                                   --------          -------
Effect of exchange rates on changes in cash              10              (45)
                                                   --------          -------
Net increase in cash and cash equivalents             2,161              800
Cash and cash equivalents at beginning of period      5,978            6,289
                                                   --------          -------
Cash and cash equivalents at end of period         $  8,139          $ 7,089
                                                   ========          =======
Supplemental disclosures:
  Cash paid for income taxes                          1,487              106
  Cash paid for interest                                100               65
Non-cash investing and financing activities:
  Conversion of preferred stock to common stock      13,391                -

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1 Basis of Presentation
  ---------------------

  The unaudited condensed consolidated financial statements of Documentum, Inc. ("Documentum" or the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1. The consolidated results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996.


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


3 Net Income Per Share
  --------------------

  Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, convertible preferred stock (using the if converted method) and common stock options issued subsequent to November 30, 1994 through the effective date of the initial public offering, have been included in the computation as if they were outstanding for all periods.

4 Accrued Expense and Other Current Liabilities
  ---------------------------------------------

                                             (IN THOUSANDS)
                                      SEPTEMBER 30,   DECEMBER 31,
                                      -------------   ------------
                                          1996            1995
                                         ------          ------
Compensation and related benefits        $2,903          $1,975
Other                                     3,907           2,718
                                         ------          ------
                                         $6,810          $4,693
                                         ======          ======

                                DOCUMENTUM, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's future actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-1. No. 33-80047 and the Company's quarterly reports on Form 10-Q for the three months ended March 31, 1996 and June 30, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW

  Documentum which was formed in 1990, provides object-oriented, client/server software solutions that enable large organizations to effectively manage and optimize the use of their unstructured business-critical information. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products. In the first nine months of 1996, the Company introduced Release 3.0 of Documentum EDMS, an update to the Company's core product with a range of new features.
Also in the first nine months of 1996, the Company shipped new products for delivering document management functionality to the World Wide Web, as well as for Microsoft NT, Lotus Notes and Interleaf users. The Company expects that EDMS-related revenue will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30          SEPTEMBER 30
                                     ------------------    -------------------
                                      1996        1995      1996         1995
                                     ------      ------    ------       ------
Revenues:
   Licenses                           75.8%       80.1%     76.9%        80.3%
   Services                           24.2%       19.9%     23.1%        19.7%
                                     -----       -----     -----        -----
       Total revenues                100.0%      100.0%    100.0%       100.0%
                                     -----       -----     -----        -----
Cost of revenues:
   Licenses                            4.0%        3.5%      4.6%         4.7%
   Services                           14.4%       13.3%     15.0%        13.3%
                                     -----       -----     -----        -----
       Total cost of
         revenues                     18.4%       16.8%     19.6%        18.0%
                                     -----       -----     -----        -----
Gross profit                          81.6%       83.2%     80.4%        82.0%
                                     -----       -----     -----        -----
Operating expenses:
   Sales and marketing                42.9%       47.9%     44.5%        50.4%
   Research and development           18.1%       18.9%     17.8%        17.7%
   General and administrative          8.9%       10.3%      9.5%         9.3%
                                     -----       -----     -----        -----
       Total operating expenses       69.9%       77.1%     71.8%        77.4%
                                     -----       -----     -----        -----
Income from operations                11.7%        6.1%      8.6%         4.6%
                                     -----       -----     -----        -----
Interest and other income, net         5.5%        1.2%      5.1%         1.1%
                                     -----       -----     -----        -----
Income before income tax provision    17.2%        7.3%     13.7%         5.7%
Provision for income taxes            (6.0%)      (1.9%)    (4.8%)       (1.4%)
                                     -----       -----     -----        -----
Net income                            11.2%        5.4%      8.9%         4.3%
                                     =====       =====     =====        =====

  REVENUES

  The Company's revenues are derived from perpetual licenses for its document management software and related services, which include maintenance and support, training and consulting services. Annual maintenance and support services and training and consulting services are charged separately from software licenses. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is deferred until the obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment. Annual maintenance and support revenues are recognized for providing ongoing support and product updates and are recognized ratably over the term of the contract. Renewals of maintenance contracts are recorded when collectibility is deemed probable. Revenues from training and consulting are recognized when the services are performed.

     License revenues increased by 62.5% from $5.6 million for the three months ended September 30, 1995 to $9.1 million for the three months ended September 30, 1996, and increased by 70.6% from $13.9 million for the nine months ended September 30, 1995 to $23.8 million for the nine months ended September 30, 1996. The growth in license revenues was due primarily to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products and expansion of the Company's sales organization. During the quarter ended September 30, 1996, a single sale to one customer accounted for 27% and 10% of total license revenues for the quarter ended September 30, 1996 and for the nine months ended September 30, 1996, respectively. Although the Company's customer base has grown as revenues have increased, a relatively small number of end user customers have historically accounted for a significant percentage of the Company's revenues. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition.

     Services revenue increased 109.1% from $1.4 million for the three months ended September 30, 1995 to $2.9 million for the three months ended September 30, 1996, and increased by 109.0% from $3.4 million for the nine months ended September 30, 1995 to $7.2 million for the nine months ended September 30, 1996. The increase in services revenues was attributable to a larger installed base of customers as well as to increased revenues from delayed maintenance contract renewals.

  The Company markets its products through its direct sales force and its indirect channel partners including Xerox and certain Xerox affiliates, who have acted as systems integrators, a VAR and a distributor for the Company's products. As of September 30, 1996, Xerox owned approximately 30% of the Company's outstanding common shares. Management believes that the revenues, gross profit and costs and expenses relating to transactions with Xerox are indicative of amounts which would have been incurred or realized from nonrelated parties. License revenues from Xerox and Xerox affiliates acting in its role as an indirect channel partner represented 59.6%, and 7.7% of total license revenues for the three months ended September 30, 1995 and 1996, respectively, and 40.3%, and 16.9% of total license revenues for nine months ended September 30, 1995 and 1996, respectively. The decrease in license revenues from Xerox and Xerox affiliates as a percent of product revenues is due to one large sale recorded during the quarter ended September 30, 1995 which was equal to 38% of license revenues for the quarter. The Company is continuing its efforts to market its products through indirect channel partners. Revenues from all indirect channel partners, including Xerox and Xerox affiliates, comprised 61.8% and 21.6% of license revenues for the three months ended September 30, 1995 and 1996, respectively, and 45.3% and 32.0% of license revenues for the nine months ended September 30, 1995 and 1996, respectively. The decrease in indirect channel partner revenues as a percent of product revenues is due to the impact of the large sale through Xerox recorded in the quarter ended September 30, 1995. Revenues for any period from indirect partners including Xerox and affiliates are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that Xerox or the Company's other indirect channel partners will elect or be able to continue to market or support EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners.

  International revenues represented 15.0% and 29.7% of license revenues for the three months ended September 30, 1995 and 1996, respectively, and 26.1% and 27.2% of license revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in international revenues as a percent of license revenues for the three months ended September 30, 1996 is due to the expansion of the Company's sales force in Europe as well as a large deal recorded during the quarter. A significant portion of the international revenues are derived from the Company's indirect channel partners, which include Xerox and certain Xerox affiliates. International revenues are subject to significant variations. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus the percentages discussed herein represent where licenses were sold, and may or may not represent where they are used. As a result, the Company believes that period to period comparison of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  While the Company believes that large multinational organizations represent a significant opportunity for revenue growth and the Company intends to continue expansion of its international sales operations, there can be no assurance that the Company will be successful in meeting the requirements of these large organizations or that the Company will be able to effectively support this international expansion. The Company's direct international sales are primarily denominated in United States dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition. Sales generated by the Company's indirect channel partners currently are generally paid to the Company in United States dollars. To the extent that international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  COST OF REVENUES

  Cost of license revenues consists primarily of the royalties paid to third-party vendors. It also includes product costs such as packaging, documentation, production and freight. Cost of license revenues increased by 96.7% from $242,000 for the three months ended September 30, 1995 to $476,000 for the three months ended September 30, 1996, and increased by 68.5% from $829,000 for the for the nine month period ended September 30, 1995 to $1.4 million for the nine month period ended September 30, 1996, representing 4.3% and 5.2% of license revenues for the three months ended September 30, 1995 and 1996, respectively, and 6.0% and 5.9% of license revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in cost of license revenues was principally related to the increase in the number of software licenses sold.
The increase in costs of license revenues as a percentage of license revenues was due primarily to royalties paid to third-party vendors. The Company expects that the cost of license revenues will increase in dollar amount for the remainder of the year in connection with the Company's anticipated revenue growth.

  Cost of services revenues consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of services revenues increased by 85.8% from $932,000 for the three months ended September 30, 1995 to $1.7 million for the three months ended September 30, 1996, and increased by 102.1% from $2.3 million for the nine months ended September 30, 1995 to $4.7 million for the nine months ended September 30, 1996, representing 67.0% and 59.5% of related services revenues for the three months ended September 30, 1995 and 1996, respectively, and, 67.2% and 65.0% of the related services revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in cost of services revenues was a result of increased personnel-related costs as the Company expanded its customer support and training operations to support its increased installed customer base in both the US and Europe, as well as payments to third parties for support. The cost of services revenues decreased as a percent of related revenues due to the impact of maintenance renewals after the initial one year term which increased services revenues. The Company expects that the cost of services revenues will increase in dollar amount and may increase as a percent of services revenues for the remainder of the year in order to support and service the growing installed base of customers.

  OPERATING EXPENSES

  Sales and marketing.   Sales and marketing expenses consist primarily of
  -------------------
salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 53.7% from $3.4 million for the three months ended September 30, 1995 to $5.2 million for the three months ended September 30, 1996, and increased 57.4% from $8.7 million for the nine months ended September 30, 1995 to $13.8 for the nine months ended September 30, 1996, representing 47.9% and 42.9% of total revenues for the three months ended September 30, 1995 and 1996, respectively, and 50.4% and 44.5% of total revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in dollar amount was primarily due to the expansion of the Company's sales force and increased marketing activities including public relations and promotional expenses as well as expansion in Europe. The decrease as a percentage of revenues is primarily due to economies of scale realized as certain expenses, such as management compensation and facilities, grew proportionately less than revenues. The Company expects that sales and marketing expenses will increase in dollar amount for the remainder of the year, in order to support the Company's anticipated revenue growth.

  Research and development.   Research and development expenses consist
  ------------------------
primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 63.9% from $1.3 million for the three months ended September 30, 1995 to $2.2 million for the three months ended September 30, 1996, and increased 79.3% from $3.1 million for the nine months ended September 30, 1995 to $5.5 million for the nine months ended September 30, 1996, representing 18.9% and 18.1% of total revenues for the three months ended September 30, 1995 and 1996, respectively, and 17.7% and 17.8% of total revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. Accounting Standards No. 86 (''SFAS 86'') requires the capitalization of software development costs once technological feasibility is established. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. As a result, no software development costs have been capitalized. The Company expects research and development expenses will increase in dollar amount for the remainder of the year in order to support increased development efforts to both existing products and new products.

  General and administrative.   General and administrative expenses consist
  --------------------------
primarily of personnel costs for finance, management information systems, human resources and general management as well as outside professional services and insurance expenses. General and administrative expenses increased by 48.3% from $724,000 for the three months ended September 30, 1995 to $1.1 million for the three months ended September 30, 1996, and increased 83.6% from $1.6 million for the nine months ended September 30, 1995 to $3.0 million for the nine months ended September 30, 1996, representing 10.3% and 8.9% of total revenues for the three months ended September 30, 1995 and 1996, respectively, and 9.3% and 9.5% of total revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth, and provide the infrastructure required for a public company. The Company expects general and administrative expenses to increase in dollar amount for the remainder of the year in order to support the growing needs of the company.

  INTEREST AND OTHER INCOME, NET

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses. Interest and other income, net increased from $83,000 for the three months ended September 30, 1995 to $660,000 for the three months ended September 30, 1996, and increased from $191,000 for the nine months ended September 30, 1995 to $1.6 million for the nine months ended September 30, 1996. The increase in dollar amount is primarily due to higher cash balances resulting from the infusion of cash from the Company's initial public offering of common stock completed in February 1996.

  PROVISION FOR INCOME TAXES

  The provision for income taxes reflects the estimated annualized effective tax rate of 35% applied to earnings for both the three months ended September 30, 1996 and the nine months ended September 30, 1996, which include consideration of the Company's anticipated taxable income, tax rates and changes in its valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1996, the Company completed an initial public offering of its common stock, and received net proceeds of approximately $45.1 million.

  The Company's cash and investments totaled $55.0 million at September 30, 1996, representing 79.6% of total assets. Net cash provided by operating activities was $7.0 million for the nine months ended September 30, 1996 and was primarily attributable to net income of $2.8 million, the increase in accrued liabilities of $2.1 million, the increase in deferred revenue of $1.7 million and depreciation and amortization of $1.4 million, offset by the increase in accounts receivable of $1.5 million. During the nine months ended September 30, 1996, capital expenditures of $3.5 million were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

  The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and short term and long term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale". At September 30, 1996, the Company had an unrealized loss which was immaterial. Although the

Company believes that it has the ability to hold such investments to maturity, there can be no assurances that the Company will not liquidate such investments before the maturity date and that a portion or all of the loss would be realized.

  The Company's current line of credit allows for borrowings of up to $2.0 million at the bank's prime rate and expires in November, 1996. The Company intends to renew the line of credit. As of September 30, 1996 the Company had no outstanding borrowings under its line of credit. The Company also has a term note with its bank allowing for additional borrowings of $1.1 million at the bank's prime rate plus 0.5%. At September 30, 1996 the Company had $1.2 million outstanding under its term note agreements with the bank and various lease obligations. Under the term note, interest and principal are due in equal monthly installments through November 1998. The borrowings under the term note are secured by substantially all of the Company's assets and are subject to certain financial covenants.

  The Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

  The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in it's ordinary course of business, potential investments such as businesses, products or technologies. The Company has no current understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  In evaluating the Company's business, prospective investors should
  ------------------------------------------------------------------
carefully consider the following factors in addition to the other information
-----------------------------------------------------------------------------
presented in this report.
------------------------

  Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating
  ----------------------------------------------------------------------------
Results. Prior growth rates in the Company's revenue and operating results
-------
should not be considered indicative of future growth, if any, or of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may be affected by such trends in the future. The Company's sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly results of the Company. Moreover, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically six to twelve months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede increased revenues, the Company's operating results would be materially adversely affected. As a result of these factors, operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

  Lengthy Sales and Implementation Cycles.   The license of the Company's
  ---------------------------------------
software products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle (typically between six and twelve months) to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. Additionally, the size of the transaction and the complexity of the arrangement can also cause delays in the sales cycle. The implementation by customers of the Company's products involves a significant commitment of resources by such customers over an extended period of time and is commonly associated with substantial reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter. Therefore, the Company believes that its quarterly operating results are likely to vary in the future.

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

  Emerging Markets.   The client/server application software market is a
  ----------------
relatively new market and is intensely competitive, highly fragmented and subject to rapid change. The Company markets its products solely to customers who have migrated their enterprise computing systems to client/server computing environments. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments. There can be no assurance that the client/server market will maintain its current level of growth or continue at all. If the client/server market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

  Similarly, the market for document management software is intensely competitive, highly fragmented and subject to rapid change. The Company's future financial performance will depend primarily on growth in the number of document management applications developed for use in client/server environments. There can be no assurance that the market for document management software will continue to grow or that, if it does grow, organizations will adopt the Company's products. The Company has spent, and intends to continue to spend, significant resources educating potential customers about the benefits of its products. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance, and if the document management software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

  In addition, the commercial market for products and services designed for use with the Internet and the World Wide Web has only recently begun to develop, and the success of the Company's products may depend, in part, on their compatibility with the Internet and the Web. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace or whether the demand for Internet related products and services will increase or decrease in the future. Since the increased commercial use of the Internet could require substantial modification and customization of the Company's products and services and the introduction of new products and services, there can be no assurance that the Company would be able to effectively adapt its products to the Internet or to successfully compete in the market for Internet-related products and services.

  Intense Competition.   The market for the Company's products is intensely
  -------------------
competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as Saros, a FileNet Company, PC DOCS, Novasoft, Interleaf and Metaphase. Several of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company.

  In addition, RDBMS vendors, such as Oracle, may compete with the Company in the future. For example, Oracle has recently announced products that may compete with the Company's products. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than the Company. Oracle and other potential competitors have well-established relationships with current and potential customers and strategic partners of the Company, have extensive knowledge of the relational database industry and have the resources to enable them to more easily offer a single vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

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

  Management of Growth; Dependence Upon Key Personnel.  The Company's ability to
  ---------------------------------------------------
compete effectively and to manage future anticipated growth, will require the Company to expand, train and manage its employee work force. The Company's plans include hiring a significant number of highly-qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract assimilate or retain such key employees.

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

(1) 3.1    Registrant's Amended and Restated Certificate of Incorporation
(2) 3.2    Registrant's Amended and Restated Bylaws.
    4.1    Reference is made to Exhibits 3.1 and 3.2
(2) 4.2    Specimen stock certificate
(2) 4.3 Amended and Restated Investor Rights Agreement, dated September 20, 1994, between the Registrant and certain investors.
(2) 4.4 Warrant Agreement, dated march 1, 1994 between the Registrant and Comdisco, Inc.
(2) 4.5 Warrant Agreement, dated October 21, 1994, between the Registrant and Silicon Valley Bank.
(2) 10.1   Registrant's 1993 Equity Incentive Plan, as amended.
(2) 10.2   Form of Incentive Stock Option under the Equity Incentive Plan.
(2) 10.3   Form of Nonstatutory stock Option under the Equity Incentive Plan.
(2) 10.4   Form of Early Exercise Stock Purchase Agreement.
(1) 10.5   Registrant's Employee Stock Purchase Plan, as amended.
(2) 10.6   Registrant's 1995 Non-Employee Directors' Stock Option Plan.
(2) 10.7 Form of Indemnity Agreement between the Registrant and its officers and directors.
(2) 10.8 Industrial Real Estate Lease, dated June 9, 1995, between the Registrant and Sunol Center Associates.
(2) 10.9 Letter Agreement, dated July 27, 1993, between the Registrant and Jeffrey A. Miller.
(2) 10.10  Business Loan Agreement, dated December 23, 1993, between the
           Registrant and Silicon Valley Bank.
(2) 10.11  Promissory Note and Loan modification Agreement, dated October 21,
           1994 between the Registrant and Silicon Valley Bank.
(2) 10.12  Loan Modification Agreement, dated July 27, 1995, between the
           Registrant and Silicon Valley Bank.
+(2) 10.13 International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.
+(2) 10.14 Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.
(2)  10.15 Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.
(2) 10.16  Promissory Note and Loan Modification Agreement, dated November 10,
           1995, between the Registrant and Silicon Valley Bank.
+(3) 10.17 Services Partner Agreement, dated April 1, 1996, between the
           Registrant and Xerox Corporation.
 (4) 10.18 Registrant's 1996 Non-Officer Equity Incentive Plan.
      11.1 Statement Regarding computation of Earnings Per Share.
      27.1 Financial Data Schedule.
---------------------
 +       Confidential treatment requested for portions of this exhibit.
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832)
     and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.

   (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED
       SEPTEMBER 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DOCUMENTUM, INC.
                              (Registrant)

Date: November 13, 1996       By:   /s/ Alan Henricks
                              -----------------------
                              Alan Henricks
                              Vice President, Finance and Operations,
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal
                              Financial Officer)

                                 EXHIBIT INDEX
EXHIBIT
NUMBER           DESCRIPTION
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
           Jeffrey A. Miller.
(2)  10.10 Business Loan Agreement, dated December 23, 1993, between the
           Registrant and Silicon Valley Bank.
(2)  10.11 Promissory Note and Loan modification Agreement, dated October 21,
           1994 between the Registrant and Silicon Valley Bank.
(2)  10.12 Loan Modification Agreement, dated July 27, 1995, between the
           Registrant and Silicon Valley Bank.
+(2) 10.13 International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.
+(2) 10.14 Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.
(2)  10.15 Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.
(2)  10.16 Promissory Note and Loan Modification Agreement, dated November 10,
           1995, between the Registrant and Silicon Valley Bank.
+(3) 10.17 Services Partner Agreement, dated April 1, 1996, between the
           Registrant and Xerox Corporation.
(4)  10.18 Registrant's 1996 Non-Officer Equity Incentive Plan.
     11.1  Statement Regarding computation of Earnings Per Share.
     27.1  Financial Data Schedule.
---------------------
+    Confidential treatment requested for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.