Form 10-K
period 1996-12-31
DOCUMENTUM INC
filed 1997-03-26
CIK 930885

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27358

                               DOCUMENTUM, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-4261421
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


5671 GIBRALTAR DRIVE, PLEASANTON, CALIFORNIA                 94588-8547
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


     (Registrant's telephone number, including area code): (510) 463-6800

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                            Nasdaq National Market

                        Common Stock, $0.001 par value
                               (TITLE OF CLASS)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 10, 1997 as reported on the Nasdaq National market, was approximately $160,105,000. Shares of common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 14,169,816 on March 10, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for Registrant's 1997 Annual Meeting of Stockholders to be held May 8, 1997 are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                     INDEX

 PART I...............................................................  Page 3
  Item 1.  Business..................................................   Page 3
  Item 2.  Properties................................................   Page 17
  Item 3.  Legal Proceedings.........................................   Page 18
  Item 4.  Submission of Matters to a Vote of Security Holders.......   Page 18

 PART II..............................................................  Page 18
  Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters......................................   Page 18
  Item 6.  Selected Financial Data...................................   Page 19
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   Page 20
  Item 8.  Consolidated Financial Statements and Supplementary Data..   Page 25
  Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................   Page 25

 PART III.............................................................  Page 25
  Item 10. Directors and Executive Officers of the Registrant........   Page 25
  Item 11. Executive Compensation....................................   Page 25
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...............................................   Page 25
  Item 13. Certain Relationships and Related Transactions............   Page 25

 PART IV..............................................................  Page 26
  Item 14. Exhibits, Consolidated Financial Statements, Financial
            Statement Schedules, and Reports on Form 8-K.............   Page 26
 SIGNATURES...........................................................  Page 27

                                    PART I

ITEM 1. BUSINESS

  The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

  Documentum, Inc. ("Documentum" or the "Company") develops, markets and supports a family of client/server and intranet software products that address the specific challenges of managing business-critical documents effectively across large enterprises. The Documentum Enterprise Document Management System ("EDMS") automates and accelerates the creation, modification and reuse of business-critical documents and other unstructured data and the collaborative efforts involved in these activities. The Documentum EDMS provides several key business advantages. Companies can effectively manage all of the processes involved in making business-critical documents available, keeping them relevant and current, and tailoring them to make them useful for all individuals. The Documentum EDMS extends the value of business-critical documents through not only re-use, but re-purposing--the ability to assemble and apply documents again and again for different purposes as the needs arise. The Documentum EDMS is designed for enterprise-wide deployments, with a family of client products that deliver appropriate information to different classes of users in the appropriate format. Through Documentum's enterprise scalability, companies can deploy solutions that not only meet the needs of individual departments, but can scale to the entire enterprise--from hundreds to thousands of users.

  The Company was incorporated in Delaware in January 1990. The Company's principal executive offices are located at 5671 Gibraltar Drive, Pleasanton, California 94588. Its telephone number is (510) 463-6800. The Company's home page can be located on the World Wide Web at http://www.documentum.com. As used in this document, the "Company" and "Documentum" refer to Documentum, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

  In today's highly competitive marketplace, a key component of corporate success is the ability to leverage business-critical documents to help shorten time to market, improve quality and enhance overall organizational effectiveness. Business-critical documents contain corporate information, employee knowledge and business processes. Global companies are increasingly seeking innovative solutions to make optimal use of these documents.

  According to some industry reports, up to 80 percent of corporate data is unstructured--existing in the form of business-critical documents ranging from text files, word processing documents and spreadsheets to CAD drawings, graphics and images, Web pages, and even video or audio clips. In a typical corporate environment, documents are created, modified, distributed and stored using multiple software systems. These software applications run on a variety of computing platforms that may be geographically dispersed, with little compatibility or data sharing capability between systems.

  Whatever their format and wherever their location, business-critical documents such as product specifications, standard operating procedures, technical manuals, regulatory submissions and project proposals represent the physical output of professionals and are essential to the key processes of a company. However, today's information complexities have created inefficiencies in document-related processes that hamper the productivity of professionals both at the individual and team levels. Without an effective means of searching for and reusing enterprise information, workers are often forced to re-create documents from scratch, duplicating effort and increasing the margin for error. The existence of multiple document versions creates information integrity and accuracy problems. As a result, professionals are spending a disproportionate amount of their time locating, processing, sharing and assembling documents rather than engaging in higher-value activities. Additional complexity is added by the document processes, which often require group collaboration by teams of workers who are geographically dispersed and use different client platforms.

  Historically, companies have tried to address these document management challenges either with costly and labor-intensive manual processes, or with internally-developed systems based on proprietary technologies that are difficult to implement, manage and maintain. The proliferation of productivity tools such as word processors and spreadsheets has streamlined individual document creation. However, these tools do not address productivity in processes that require a number of individuals to collaborate and contribute information across organizational and geographic barriers. A number of "point" solutions have emerged that address certain aspects of document management, such as imaging or text retrieval, but they do not provide a comprehensive solution for the document management needs of the enterprise. Similarly, LAN-based products that deliver simple library services are not engineered to scale to the enterprise, and do not address the needs of business processes because they overlook the issues of workflow and complex documents. Groupware products enhance group productivity through ad hoc communications and project discussions, but are not optimized to support collaboration on documents that require formal version control and more robust enterprise security capabilities. Likewise, many users are turning to new information delivery vehicles such as World Wide Web browsers, but may require additional capabilities such as collaboration on document creation and the ability to control access to and ensure integrity and versioning of business-critical documents.

  Large organizations need enterprise-wide solutions to optimize the value of their business-critical documents by automating all of the associated procedures that take place between a document's creation and its use, re-use, or re-purposing. These procedures range over the document's entire lifecycle-- from information capture to managing and controlling updates to the document, automating its release and distribution, assembling document components, and making the document easy for users to find and access. Business-critical documents must easily integrate with the organization's existing business processes and procedures, and the solution must scale effectively in a heterogeneous computing environment. In addition, as companies make a stronger commitment to the Web as a corporate computing infrastructure, they are demanding technologies that improve the quality and usability of Web content while at the same time reducing the costs of controlling and maintaining the information.

DOCUMENTUM'S SOLUTION

  Documentum was founded in 1990 to deliver document management software that addresses the specific challenges of managing business-critical documents effectively across the enterprise. The Company's solution is the Documentum Enterprise Document Management System ("EDMS"), a family of object-oriented, client/server and Web software products. The Documentum EDMS is based on the idea that corporate customers need to manage ongoing changes in information to stay effective. As a result, the EDMS provides an enterprise-scaleable architecture that supports multiple networking configurations and user environments. With the Documentum EDMS, companies can securely manage changes to documents and document components at the object level, and they can dynamically assemble documents based on their business procedures. In addition, Documentum's family of client products enables all individuals in the enterprise to access the documents they need, whether they're using Web browsers, custom clients, or their own desktop applications.

 Core Functionality

  At the heart of the Documentum EDMS is the DocPage Server(TM), providing a rich set of document and Web content management services for controlling and managing business-critical information and processes throughout the enterprise. The DocPage Server supports capture, updating, distribution, assembly, and access for all document types ranging from traditional rich text and images to HTML, SGML, and multimedia objects. The DocPage Server creates a dynamic document and Web page repository called a Docbase(TM). Driven by business rules, the Docbase stores a document or Web page as a Docobject(TM) that encapsulates the document's content together with its attributes, including information about the document's relationships, associated versions, renditions, formats, workflow, and security. Docobjects can be infinitely combined and re-combined on demand to form Virtual Documents--dynamic configurations of Docobjects that can come from any source in the enterprise.

  An extension of the DocPage Server, called Documentum RightSite(TM), delivers powerful Web content management services for delivering high-quality, business-critical information on an intranet. RightSite solves the complex challenges of capturing, managing, and assembling frequently changing information on corporate Web sites. RightSite makes Web applications cost-effective by eliminating the laborious, manual tasks involved in tailoring information and keeping it current. With RightSite, companies can ensure that only the information relevant to a user's job function is delivered to the desktop. Unlike first-generation, static Web solutions, RightSite dynamically assembles Web pages "on the fly" according to business processes, enabling companies to tailor Web content to users' unique needs.

  The Documentum EDMS delivers the following key business benefits:

  Heterogeneous Information Access. Users can access all the information they need using their existing platforms, applications, and Web browsers, without having to know where the information exists in the enterprise, how and when it was created, or the information's type and format.

 Support of Multiple Formats. Documentum enables users to work with multiple formats or information types from text and data to complex formats such as multi-file CAD drawings or multi-page fax images.

  Workflow/Process Automation. Documentum's workflow effectively links business-critical information with the processes involved in its capture, creation and reuse. This enables companies to manage their information in the context of best business practices, accelerating time to market and improving professional productivity.

  Reusability/Integrity. With Documentum, companies can re-use and re-purpose documents and components of documents, eliminating duplication of effort and reinforcing the accuracy and integrity of information. For instance, when a business rule triggers a change in a component to reflect a new stage in a business process, the change can instantly apply to all documents which utilize that component. Users can then re-use that component and be assured that it contains the correct information.

  Tailorability. The Documentum EDMS is designed to be easily tailored by both users and application developers, enabling customers to effectively develop and deploy document management applications based on their unique business processes. Developers can combine Documentum's embedded application programming interfaces ("APIs") with a choice of languages to customize applications and integrate them with the existing information infrastructure.

  Enterprise Scalability. Companies can deploy solutions that not only meet the needs of individual departments, but can scale to the entire enterprise-- from hundreds to thousands of users.

PRODUCTS

  Within the enterprise, Documentum has identified three classes of document management users: document coordinators, document contributors, and information consumers. The Documentum EDMS is delivered via a range of client products, each designed to deliver the appropriate DocPage Server and RightSite functionality to a different class of user. Customers purchase different combinations of seats of the products depending on the level of functionality they choose to deliver to each user population.

  Documentum products include:

 Documentum WorkSpace(TM)

  Through its own robust client environment or integration with familiar desktop applications, WorkSpace gives document coordinators access to the full power and features of the DocPage Server.

 Documentum SmartSpace(TM)

  SmartSpace provides an easy-to-use client environment for document contributors to perform basic document management tasks. SmartSpace also supports integration with familiar desktop applications. The Company also offers SmartSpace(TM) Intranet, an extension of the Smartspace product to the Web platform which enables users to contribute content and perform a range of document management tasks over the Web.

 Documentum ViewSpace(TM) Intranet and Documentum SiteSpace(TM)

  Designed for information consumers, ViewSpace Intranet and SiteSpace extend the services of the Documentum EDMS to the Web. ViewSpace Intranet enables Web browser users to access and view documents in a Docbase. SiteSpace is an anonymous, unnamed user license of ViewSpace Intranet which enables companies to deliver public content to any user without requiring a login or password.

 Documentum UnaLink(TM)

  UnaLink integrates the Documentum EDMS with the groupware capabilities of Lotus Notes, enabling Notes users to participate in the full document lifecycle.

 Documentum LeafConnect(TM)

  LeafConnect enables users of the Interleaf publishing system to take full advantage of the flexibility and power of the Documentum EDMS from within the familiar Interleaf environment.

 Documentum DocPage Builder(TM).

  The DocPage Builder is a set of tools for integrating desktop systems and building tailored document management applications.

 Documentum DocLink for SAP(TM)

  DocLink for SAP is an interface that provides seamless integration between the Documentum EDMS and SAP's R/3 product. DocLink for SAP enables corporations to use intranet and client/server technology to link their knowledge chain with the SAP supply chain in a paperless, electronic environment.

PROFESSIONAL SERVICES

  In addition to the EDMS product family, Documentum offers a range of technical support, training, and consulting services through its Professional Services organization. The Company operates two Technical Support Centers, one located at its U.S. headquarters in Pleasanton and one located at its European headquarters in the United Kingdom. Both centers offer hotline technical support, remote dial-in services for problem identification and access to maintenance and patch releases for supported and purchased products. The Documentum Education Center offers a curriculum of training courses on the Documentum EDMS for end users, developers and system administrators. Training is available at the Company's training centers in Pleasanton, Philadelphia, and abroad in London, and can also be given at the customer's site. Finally, Documentum's consulting group offers a range of services designed to accelerate deployment and user acceptance of Documentum applications across the enterprise, and to reduce the time and cost of deploying applications. Documentum consultants become an integral part of a customer's implementation team, assisting with design, implementation, and deployment of the application.

STRATEGY

  The Company's objective is to be the leading worldwide supplier of enterprise document management software solutions. To achieve this objective, the Company's strategy includes extending its technology leadership, penetrating global industries vertically, leveraging its technology partnerships, focusing on enterprise deployments and utilizing multiple distribution channels.

  Extend Technology Leadership. The Company's strategy is to continue to enhance its existing server and client technologies, to add functionality to its EDMS product family and to provide greater flexibility in terms of information delivery, document repositories, and the number and variety of supported client, server and relational database management system (RDBMS) platforms. Documentum expects to enhance the features of its products by making them compatible with new technologies as well as existing applications and by responding to the unique needs of large organizations. The Company has enhanced the architecture of its open, extensible server to support distributed, heterogeneous document repositories across the enterprise. Besides expanding the functionality of its own easy-to-use WorkSpace client environment for document coordinators, Documentum has delivered new client products for document contributors and consumers working in both Web and client/server environments. Documentum has also provided support for other information delivery vehicles such as SAP, Lotus Notes and the Interleaf publishing product.

  Penetrate Global Industries Vertically. Documentum has identified strategic vertical markets with compelling business-critical needs for the Company's EDMS, namely, industries where more efficient management of unstructured information and intellectual capital results in an immediate and substantial payback. Recently, the Company formed an internal Industry Solutions organization to focus the Company's efforts on developing complete, whole-product solutions for these targeted industries. Through its early focus on research and development and regulatory processes within the pharmaceutical industry, the Company has sold its EDMS products to many of the largest pharmaceutical companies worldwide. The Company has leveraged this leadership position by penetrating the manufacturing operations of pharmaceutical companies and subsequently extending its customer base to include additional process manufacturing companies in chemicals, petrochemicals and consumer products. The Company has also replicated its vertical market strategy to address key segments in discrete manufacturing, obtaining major customers in the construction engineering, electronics and computer industries. In the future, the Company intends to expand its customer base in additional markets, such as financial services, telecommunications and government.

  Leverage Technology Partnerships. The Company intends to accelerate the development, introduction and acceptance of its EDMS solutions through selected strategic technology partnerships. For example, the Company has embedded in its software certain industry-standard features and functionality licensed from Adobe, Microsoft and Verity. In addition, the Company integrates its EDMS solutions with other business-critical applications from vendors including Autodesk, Lotus and SAP. Finally, the Company conducts joint marketing and sales activities with complementary strategic hardware and RDBMS vendors, including Hewlett-Packard, IBM, Sun, Informix, Oracle and Sybase.

  Focus on Enterprise Deployments. The Company has designed its products to scale from focused business-critical applications consisting of hundreds of user seats to enterprise-wide use consisting of multiple applications for thousands of user seats at multiple sites. The Company believes that initial customer success in capturing business-critical information by utilizing the Company's EDMS family of products is an essential factor in the customer's decision to deploy the Company's products throughout the enterprise. The Company has a two-pronged strategy to drive towards enterprise deployment. First, the Company provides targeted consulting and training services to its customers and systems integrators. Second, the Company has established strategic partnerships with major, or vertically focused, systems integrators, including Andersen Consulting, Cap Gemini, Computer Sciences Corporation and IBM/ISSC, which provide customization of the Company's EDMS products for individual customer needs and integration with third-party applications. The Company believes that migrating its customers from initial application usage to enterprise-wide deployment provides a substantial growth opportunity.

  Utilize Multiple Distribution Channels. The Company's strategy is to expand its multiple distribution channels to reach the broadest customer base in its targeted industries. The Company has historically generated the majority of its revenues from its direct sales force. More recently, the Company has focused on complementing its direct sales channel with indirect channels, primarily consisting of systems integrators and distributors. The Company has a strong channel relationship with Xerox and certain Xerox affiliates, who have served as systems integrators, resellers, and distributors for the Company's products. Documentum intends to focus increased efforts on growing its indirect sales channels to include value-added resellers, and to expand both direct and indirect distribution channels on a worldwide basis by hiring additional sales persons and recruiting additional integrators, particularly in vertical industries.

CUSTOMERS

  The Company has directly or indirectly licensed its products to more than 200 end user customers in a broad range of industries worldwide, including pharmaceutical, chemical, manufacturing, and engineering companies, as well as governmental agencies. Examples of customers who are using the Documentum EDMS to accelerate their business-critical processes include:

  Pharmaceutical: Glaxo-Wellcome, a worldwide pharmaceutical manufacturer with operations in 120 countries, is using the Documentum EDMS to accelerate its time to market for new drugs. The new drug submission process takes many years and involves people throughout the organization to document each drug's development and testing. In addition, the submission must be customized for each country in which the drug is to be marketed. At Glaxo-Wellcome, the Documentum EDMS replaces manual processes and paper distribution lists by providing an accurate, easily accessible repository of drug information that can be used and reused for simultaneous submissions in multiple markets, as well as consistent, rapid responses to government agency inquiries.

  Engineering: Black & Veatch, a worldwide engineering firm providing engineering, procurement, and construction services to clients in a wide variety of industries including power generation and waste water treatment, is using the Documentum EDMS to cut turnaround time on procurement specifications from two weeks to two days. At Black & Veatch, a single power plant project procurement specification can run 500 to 600 pages, consisting of design drawings as well as text. The Documentum-based system replaces a largely manual process that scattered procurement documents on hundreds of computer disks throughout the company. Now, engineers and architects can use their desktop computers to access, modify and circulate the latest version of a specification. Any changes they make to a specification are automatically reflected in all versions, wherever they reside on the network.

  Manufacturing: Ericsson Telecom AB, a worldwide manufacturer of sophisticated, build-to-order switches and other telephony products, is using the Documentum EDMS to help speed products to market by eliminating redundancy and accelerating production cycles. Many of Ericsson's products are built to individual customers' specifications--each requiring its own custom set of manuals. Documenting a switch's parts, assembly and repair is a complex, ongoing process involving engineers, technicians, designers, writers, editors and administrators across the organization. Once the manual has been created, managing and reusing the information throughout the entire product lifecycle presents a major document management challenge. Ericsson was able to take advantage of the Documentum EDMS's client/server architecture and development tools to build a document management system which automates these complex processes, replacing Ericsson's existing mainframe and paper-based systems.

MARKETING AND SALES

  The Company sells its products through its own direct sales force as well as complementary indirect channels primarily consisting of systems integrators and distributors. The Company has 12 sales offices in the United States and four in Europe, five distributors in Europe, Canada, Japan, and Australia, and strategic relationships with more than 30 systems integrators worldwide.

  The Company targets global customers in key vertical markets. The Company's field sales force conducts multiple presentations and demonstrations of the Company's family of EDMS products to management and users at the customer site as part of the direct sales effort. Sales cycles generally last from six to twelve months. The direct sales force is responsible for local partner support, joint sales efforts and management of multiple channels.

  The Company's sales and marketing organization consisted of 109 employees as of December 31, 1996. The sales staff is based at the Company's corporate headquarters in Pleasanton, California and at field sales offices in the U.S. metropolitan areas of Atlanta, Boston, Chicago, Dallas, Denver, Detroit, Houston, Los Angeles, New York, Philadelphia, San Francisco, and Seattle and abroad in Frankfurt, Munich, London and Paris. To support its sales force, the Company conducts comprehensive marketing programs, which include public relations, telemarketing, seminars, trade shows, education and user group conferences.

STRATEGIC PARTNERSHIPS

  Through its technology partners, Documentum is offering comprehensive document management solutions that integrate with industry-standard hardware platforms, RDBMSs, and enterprise applications--particularly those targeted to key vertical markets such as process manufacturing. These partnerships ensure that customers will have a document management solution that supports their existing computing infrastructure and that is tailored to the specific requirements of their industry.

PRODUCT DEVELOPMENT

  The Company has committed, and expects to commit, substantial resources to product development. The Company's existing products were designed after extensive work with potential customers to assess their needs. The Company supplements its product development efforts by reviewing customer feedback on existing products and working with customers and potential customers to anticipate future functionality requirements.

  The Company expects to continue to enhance its existing products, develop new products and augment its product base through acquisitions. As of December 31, 1996, the Company's research and development organization consisted of 74 full-time employees. During 1996, 1995 and 1994, research and development expenses were $7.9 million, $4.5 million, and $2.5 million respectively. Historically, the Company has expensed its software development costs as incurred. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

  The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that its enhanced and new products will achieve market acceptance. In addition, the Company has in the past experienced delays in the development, introduction and marketing of new or enhanced products, and there can be no assurance that the Company will not experience similar delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

  Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurances that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which would adversely affect the Company's business, operating results and financial condition.

INDUSTRY STANDARDS

  Documentum is committed to providing comprehensive, open document management solutions targeted to customers' unique business requirements. This is evident in the Company's support of industry standards as well as its strategic relationships with select technology partners. Documentum participates actively in the two leading organizations which have taken the initiative to define standards specifically for the document management arena. These include the Open Document Management API ("ODMA") and the Document Management Alliance ("DMA"). ODMA is developing an API which will enable document management capabilities to be integrated into a wide range of desktop applications. DMA is proposing a specification for broader interoperability and connectivity between heterogeneous document management services, repositories and applications. In 1996, ODMA formally accepted Documentum's query extension enabling desktop application users to simultaneously search document repositories from different vendors.

RISK FACTORS

  In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

  Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Prior growth rates in the Company's revenue and operating results should not be considered indicative of future growth, if any, or of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may be affected by such trends in the future. The Company's sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly results of the Company. Moreover, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically six to twelve months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede increased revenues, the Company's operating results would be materially adversely affected. As a result of these factors, operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

  Lengthy Sales and Implementation Cycles. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle (typically between six and twelve months) to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. Additionally, the size of the transaction and the complexity of the arrangement can also cause delays in the sales cycle. The implementation by customers of the Company's products involves a significant commitment of resources by such customers over an extended period of time and is commonly associated with substantial reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter. Therefore, the Company believes that its quarterly operating results are likely to vary in the future.

  Product Defects. Due to the complexity and sophistication of the Company's software products, the Company's products from time to time contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its systems have been used by many customers. There can be no assurance that software defects will not cause delays in product introductions and shipments, result in increased costs, require design modifications, or impair customer satisfaction with the Company's products. Any such event could materially adversely affect the Company's business, operating results and financial condition.

  Product Concentration. To date, substantially all of the Company's revenues have been attributable to sales of licenses of the Documentum EDMS family of products and related services. The Company currently expects the Documentum EDMS family of products, and related services, to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of or demand for the Documentum EDMS products such as competition or technological change could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Documentum EDMS family of products. There can be no assurance that the Company will continue to be successful in developing and marketing the Documentum EDMS products.

 End User Customer and Industry Concentration. A relatively small number of end user customers account for a significant percentage of the Company's revenues. In 1994, Glaxo-Wellcome accounted for approximately

34% of license revenues. In addition, licenses to end users in the pharmaceutical industry for 1996, 1995,and 1994, including Glaxo-Wellcome, accounted for 21%, 31% and 71%, respectively, of license revenues. Certain of these revenues were the result of sales by the Company's indirect channel partners, including Xerox and certain Xerox affiliates. The Company expects that sales of its products to a limited number of customers and industry segments will continue to account for a high percentage of revenue for the foreseeable future. In addition, the future success of the Company will depend on its ability to obtain orders from new customers and its ability to successfully market its products in industries other than the pharmaceutical industry. The loss of a major customer or any reduction or delay in orders by such customers, or the failure of the Company to successfully market its products outside existing targeted industry segments would have a material adverse effect on the Company's business, financial condition and results of operations.

  Reliance on Certain Relationships. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities. The Company's relationships with indirect channel partners and other consultants provide marketing and sales opportunities for the Company's direct sales force, expand the distribution of its products and broaden its product offerings through product bundling. These relationships also assist the Company in keeping pace with the technological and marketing developments of major vendors, and in certain instances, provide the Company with technical assistance for the Company's product development efforts. In particular, the Company has strategic relationships with Xerox and certain Xerox affiliates, including various distribution arrangements. In 1996, 1995 and 1994, license revenues associated with these relationships accounted for approximately $5.3 million, $6.1 million and $0.7 million, respectively, representing 15%, 30% and 8% of the Company's license revenues, respectively. There can be no assurance that any customer, systems integrator or distributor will continue to market or to purchase the Company's products. The failure by the Company to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition.

  New Products and Rapid Technological Change. The document management software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and emerging industry standards, such as new operating systems, hardware platforms, user interfaces and relational database management system ("RDBMS") software. The Company's future success will also depend in part on its ability to execute on its strategy to develop whole-product solutions in certain target vertical industries. In addition, the Company's future success will depend in part upon its ability to maintain and enhance relationships with its technology partners, such as RDBMS vendors, in order to provide its customers with integrated product solutions. There can be no assurance that the Company will be successful in maintaining these relationships or in developing and marketing product enhancements or new products that respond to technological change, updates and enhancements to third party products used in conjunction with the Company's products, changes in customer requirements or emerging industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements; or that any new products or enhancements that the Company may introduce will adequately meet the requirements of the marketplace and achieve market acceptance. Moreover, the Company has in the past experienced delays in the release dates of enhancements to its EDMS products. If release dates of any future EDMS enhancements are delayed or, if when released, fail to achieve market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. To date, the delays the Company has experienced have been minor in nature and are often the result of adding enhancements or functionality based upon customer feedback during beta product versions. These delays have generally not exceeded three months in duration from the Company's scheduled internal release dates, however, there can be no assurance that the Company may not experience future delays in product introduction. The inability of the

Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

  Emerging Markets. The client/server application software market is a relatively new market and is intensely competitive, highly fragmented and subject to rapid change. The Company markets its products solely to customers who have migrated their enterprise computing systems to client/server computing environments. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments. There can be no assurance that the client/server market will maintain its current level of growth or continue at all. If the client/server market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

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

  In addition, the commercial market for products and services designed for use with the Internet and the World Wide Web has only recently begun to develop, and the success of the Company's products may depend, in part, on their continued compatibility with the Internet and the Web. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of the Company's products and services and the continued introduction of new products and services.

  Intense Competition. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as Saros, a FileNet Company, PC DOCS, Novasoft, OpenText, and Metaphase. Several of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company.

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

  Management of Growth; Dependence Upon Key Personnel. The Company's ability to compete effectively and to manage future anticipated growth, will require the Company to expand, train and manage its employee work force. The Company's plans include hiring a significant number of highly-qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract assimilate or retain such key employees.

  Dependence on Proprietary Technology; Risks of Infringement. The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurances that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which would adversely affect the Company's business, operating results and financial condition.

  International Operations. The Company's sales are primarily to large multinational companies. To service the needs of such companies, both domestically and internationally, the Company and its support partners must provide worldwide product support services. As a result, the Company intends to continue expanding its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. The Company opened an office in London in April 1994, in Frankfurt in December 1994, in Paris in November 1994 and in Munich in October 1996. Certain Xerox affiliates were responsible for substantially all of the Company's product support in Europe during 1994 and 1995. In 1996, the Company established its own European technical support operation, located in the London office. For 1996, 1995 and 1994, international license revenues amounted to $10.0 million, $5.2 million, and $0.7 million, respectively, representing 29%, 26% and 8% of the Company's license revenues, respectively. In order to successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and develop relationships with additional international vendors. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

  Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of and the Company's limited experience in localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. To date, substantially all of the Company's international revenues have been denominated in U.S. dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results or financial condition. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, the Company's results of operations.

  Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

  Risk of Product Defects. Software products as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contain defects, and has discovered software errors in certain of its new products and enhancements after their introduction. For example, the Company experienced certain technical problems in the December 1994 release of its product that were corrected in its June 1995 release. The Company could in the future lose or delay recognition of revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company's business has not been adversely affected by any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

  Control By Existing Stockholders. The Company's executive officers, directors and affiliated entities together beneficially own approximately 39.8% of the outstanding shares of Common Stock. In particular, Xerox owns approximately 26% of the outstanding shares of Common Stock. As a result, these stockholders are effectively able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock or changes in the control of the Company unless the terms are approved by such stockholders.

  Possible Volatility of Stock Price. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

  Effect of Certain Charter Provisions: Antitakeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue any shares of Preferred Stock. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation, including provisions that create a classified board of directors, and certain provisions of the Company's Amended and Restated Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

EXECUTIVE OFFICERS

  The following is a list of the Company's executive officers as of February 28, 1997:

  NAME                AGE                       POSITION
  ----                ---                       --------
Jeffrey A. Miller....  45 President, Chief Executive Officer, and Director
Mark S. Garrett......  39 Vice President, Chief Financial Officer and Secretary
Robert K. Reid.......  46 Vice President, Industry Solutions
Howard I. Shao.......  41 Vice President, Product Development
Paul J. Hoffman......  46 Vice President, Worldwide Sales

  Jeffrey A. Miller has served as the Company's President, Chief Executive Officer and member of the Board of Directors since July 1993. From April 1991 to March 1993, Mr. Miller was a division president at Cadence Design Systems, Inc., a supplier of electronic design automation software ("Cadence"). From February 1983 to April 1991, Mr. Miller was Vice President and General Manager and Vice President of Marketing of Adaptec, Inc., a supplier of computer input/output controllers. From 1976 to 1983, Mr. Miller held various positions at Intel Corporation, a manufacturer of semiconductor components. Mr. Miller received his M.B.A. and B.S. in Electrical Engineering and Computer Science from the University of Santa Clara.

  Mark A. Garrett has served the Company's Vice President, Chief Financial Officer and Secretary since January 1997. From February 1995 through December 1996, Mr. Garrett was Vice President of Worldwide Corporate Financial Planning and Analysis at Cadence Design Systems, Inc., a supplier of electronic design automation software ("Cadence"). From August 1994 to February 1995, Mr. Garrett served as Finance Group Director for the Spectrum Services division at Cadence. From January 1993 to July 1994, Mr. Garrett was Finance Group Director for Technology Development at Cadence. From June 1991 to December 1992, Mr. Garrett was Division Controller and Finance Director for the Systems and CAE Divisions of Cadence. From June 1979 to May 1991, Mr. Garrett held various financial positions at IBM Corporation. Mr. Garrett received his M.B.A. from Marist College and his B.S. and B.A. from Boston University.

  Robert K. Reid has served the Company as Vice President of Industry Solutions since January 1997. Prior to that, Mr. Reid was the Company's Vice President of Marketing since August 1993. From 1988 to August 1993, Mr. Reid was Vice President of Marketing for Octel Communications Corp., a voicemail company. From 1983 to 1988, Mr. Reid was Vice President of Marketing for NBI, Inc., an office systems company. From 1980 to 1983, Mr. Reid was Vice President of Marketing for Zenith Data Systems Corp., a personal computer company. Mr. Reid received his B.S. in Communications from the University of Tennessee.

  Howard I. Shao, a founder of the Company, has served as Vice President, Engineering of the Company since June 1990. From 1984 to June 1990, Mr. Shao held a variety of management positions at Ingres Corporation, a relational database company ("Ingres"), including Director Product Development. From 1981 to 1984, Mr. Shao was the Manager of Department Database Processor at TTI/Citicorp, a software division of Citicorp. Mr. Shao was a co-founder of Transtech International, a software company. Mr. Shao received his M.B.A. from Pepperdine University and a B.S. in Computer Science from the Massachusetts Institute of Technology.

  Paul J. Hoffman has served as the Company's Vice President, Worldwide Sales since September of 1996. From September 1994 to September 1996, Mr. Hoffman was Vice President, Worldwide Operations for Oracle Corporation ("Oracle"), a relational database software company. From June 1992 until September 1994 he served as Vice President, Direct Marketing Division, USA for Oracle and from June 1990 until June 1992 he served as Area Vice President, West for Oracle. Mr. Hoffman received his B.S. in Finance from Fairfield University.

EMPLOYEES

  As of December 31, 1996, the Company employed 281 persons, including 109 in sales and marketing, 37 in its consulting and training services organization, 23 in customer support, 74 in research and development and 38 in finance and administration. Of these, 46 are located in Europe and the remainder are located in North America. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

  As of December 31, 1996 the Company leased all of its facilities and its principal locations are in or near the following cities:

                                           LEASE
  LOCATION                SQUARE FEET EXPIRATION DATE      PRINCIPAL ACTIVITIES
  --------                ----------- ---------------      --------------------
Pleasanton, CA..........    61,200    October, 2001   Corporate HQ, Development,
                                                      Sales, Marketing, Services and
                                                      support
Chicago, IL.............     9,624    July, 2001      Sales, Marketing, Services
Munich, Germany.........     7,000    October, 2001   Sales, Services
Stockley Park, England..     5,073    December, 1999  Sales, Marketing, Services

  The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 61,200 square feet and are located in two buildings in Pleasanton, California under a lease which expires in October, 2001. In addition, the Company leases offices for sales, marketing and customer service activities in or near Atlanta, Georgia; Burlington, Massachusetts; Southfield, Michigan; Saddlebrook, New Jersey; Chicago, Illinois; Willow Grove, Pennsylvania; Irvine, California; Denver, Colorado; Dallas, Texas; Houston, Texas; Bellevue, Washington; and outside of the United States in Stockley Park, England; Paris, France and Munich, Germany.

  In December of 1996, the Company signed a lease for approximately an additional 30,000 square feet in Pleasanton, California beginning in March of 1997 and expiring in February, 2006. In 1997, the Company anticipates expanding existing facilities depending upon the availability of suitable additional space. Recently, commercial building vacancy rates have significantly dropped in many of the markets where the Company has significant operations. As a result, the Company could experience difficulty in obtaining additional space for expansion. Failure to obtain space or to obtain it on reasonably attractive commercial terms may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  The Company's Common Stock is traded over-the-counter on the Nasdaq National market under the symbol DCTM. In February 1996, the Company completed its initial public offering of 2,058,000 shares of its common stock at an initial offering price of $24.00 per share. The following table lists the high and low sales price for each quarter of 1996 as reported by Nasdaq.

                                                                 HIGH     LOW
                                                                ------- -------
1996
Fourth quarter................................................. $41.500 $30.500
Third quarter.................................................. $33.000 $22.250
Second quarter................................................. $46.500 $29.875
First quarter (Subsequent to February 5)....................... $40.000 $28.000

  The trading price of the Company's Common Stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, announcements of technological innovations, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely effect the market price of the Company's Common Stock.

  As of December 31, 1996, the approximate number of common stockholders of record was 386.

  The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future. In addition, an existing bank credit agreement currently restricts the Company's ability to pay cash dividends without the bank's consent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                          YEAR ENDED DECEMBER 31,
                                  -------------------------------------------
                                   1996     1995     1994     1993     1992
                                  -------  -------  -------  -------  -------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues:
  Licenses....................... $34,630  $20,377  $ 8,919  $ 1,557  $   364
  Services.......................  10,672    5,079    1,454      507      142
                                  -------  -------  -------  -------  -------
    Total revenues...............  45,302   25,456   10,373    2,064      506
                                  -------  -------  -------  -------  -------
Cost of revenues:
  Licenses.......................   1,923    1,188      518      134        3
  Services.......................   6,845    3,324    1,304      283       67
                                  -------  -------  -------  -------  -------
    Total cost of revenues.......   8,768    4,512    1,822      417       70
                                  -------  -------  -------  -------  -------
Gross profit.....................  36,534   20,944    8,551    1,647      436
                                  -------  -------  -------  -------  -------
Operating expenses:
  Sales and marketing............  19,909   12,513    6,254    1,595      179
  Research and development.......   7,880    4,512    2,523    1,750    1,661
  General and administrative.....   4,114    2,430    1,738    1,134      226
                                  -------  -------  -------  -------  -------
    Total operating expenses.....  31,903   19,455   10,515    4,479    2,066
                                  -------  -------  -------  -------  -------
Income (loss) from operations....   4,631    1,489   (1,964)  (2,832)  (1,630)
                                  -------  -------  -------  -------  -------
Interest and other income
 (expense), net..................   2,268      239       75        9      (31)
                                  -------  -------  -------  -------  -------
Income (loss) before income tax
 provision.......................   6,899    1,728   (1,889)  (2,823)  (1,661)
Provision for income taxes.......  (2,415)    (468)     --       --       --
                                  -------  -------  -------  -------  -------
Net income(loss)................. $ 4,484  $ 1,260  $(1,889) $(2,823) $(1,661)
                                  =======  =======  =======  =======  =======
Net income per common share(1)... $  0.30  $  0.10
                                  =======  =======
Shares used in per share
 computation(1)..................  14,747   12,934
                                  =======  =======
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........ $ 5,369  $ 5,978  $ 6,289  $ 3,658  $   --
Short-term investments...........  46,803      --       --       --       --
Working capital (deficit)........  51,821    4,624    5,256    3,630     (141)
Total assets.....................  74,944   16,501   10,916    5,368      182
Long-term obligations............     211      691      544      542      911
Mandatorily redeemable
 convertible preferred stock.....     --    13,391   13,391    8,940      --
Stockholders' equity (deficit)...  59,332   (5,746)  (7,286)  (5,479)    (948)

--------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. See "Risk Factors" in Item I, "Business", of this document.

OVERVIEW

  Documentum, which was formed in 1990, provides object-oriented, client/server software solutions that enable large organizations to effectively manage and optimize the use of their unstructured business-critical information. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products. During 1996, the Company introduced and shipped (i) Release 3.0 of Documentum EDMS, an update to the Company's core product with a range of new features; (ii) products for delivering document management functionality to the World Wide Web, as well as for Microsoft NT; (iii) and new intergration for users of Lotus Notes, Interleaf users and SAP users. The Company expects that EDMS-related revenue will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

  Since inception, the Company has invested significant resources in developing its EDMS software, as well as building its sales, marketing and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   -------   -------   -------
Revenues:
  Licenses........................................    76.4%     80.0%     86.0%
  Services........................................    23.6%     20.0%     14.0%
                                                   -------   -------   -------
    Total revenues................................   100.0%    100.0%    100.0%
                                                   -------   -------   -------
Cost of revenues:
  Licenses........................................     4.3%      4.7%      5.0%
  Services........................................    15.1%     13.0%     12.6%
                                                   -------   -------   -------
    Total cost of revenues........................    19.4%     17.7%     17.6%
                                                   -------   -------   -------
Gross profit......................................    80.6%     82.3%     82.4%
                                                   -------   -------   -------
Operating expenses:
  Sales and marketing.............................    43.9%     49.2%     60.3%
  Research and development........................    17.4%     17.7%     24.2%
  General and administrative......................     9.1%      9.6%     16.8%
                                                   -------   -------   -------
    Total operating expenses......................    70.4%     76.5%    101.3%
                                                   -------   -------   -------
Income (loss) from operations.....................    10.2%      5.8%    (18.9%)
                                                   -------   -------   -------
Interest and other income (expense), net..........     5.0%      1.0%      0.7%
                                                   -------   -------   -------
Income (loss)before income tax provision..........    15.2%      6.8%    (18.2%)
Provision for income taxes........................    (5.3%)    (1.8%)     0.0%
                                                   -------   -------   -------
Net income (loss).................................     9.9%      5.0%    (18.2%)
                                                   =======   =======   =======

 Revenues

  The Company's revenues are derived from perpetual licenses for its document management software and related services, which include maintenance and support, training and consulting services. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is deferred until the obligation has been satisfied. Allowances for estimated future returns are provided upon shipment. Annual maintenance and support revenues are recognized for providing ongoing support and product updates and are recognized ratably over the term of the contract. Renewals of maintenance contracts are recorded when collectibility is deemed probable. Revenues from training and consulting are recognized when the services are performed and collectibility is deemed probable.

  License revenues increased by 70% to $34.6 million in 1996, by 128% to $20.4 in 1995 and by 473% to $8.9 million in 1994, representing 76%, 80% and 86% of total revenues in the respective periods. The growth in license revenues was due primarily to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, new products released during the year, and the expansion of the Company's sales organization. Although the Company's customer base has grown as revenues have increased, a relatively small number of end user customers have historically accounted for a significant percentage of the Company's revenues. In 1996, 1995 and 1994 license revenues from Xerox and certain Xerox affiliates, as systems integrators, a VAR and a distributor for the Company's products, accounted for 15%, 30% and 8% of total license revenues respectively. In 1994, license revenues from Glaxo-Wellcome accounted for 34% of total license revenues. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition.

  Service revenues increased by 110% to $10.7 million in 1996, by 249% to $5.1 million in 1995, and by 187% to $1.5 million in 1994, representing 24%, 20% and 14% of total revenues in the respective periods. The increase in both service revenue dollars and in service revenues as a percent of total revenues was attributable to an increased demand for services as well as a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services consulting staff.

  The Company markets its products through its direct sales force and its indirect channel partners. Historically, the Company has generated the majority of its revenues from its direct sales force. However, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenues from all indirect channel partners comprised 32%, 36% and 18% of license revenues in 1996, 1995 and 1994 respectively. The increase in indirect channel revenues as a percent of total license revenues in 1995 is due to two large transactions from Xerox and certain Xerox affiliates which each exceeded 10% of total Company license revenues for the year. License revenues from indirect channels include revenues from Xerox and certain Xerox affiliates, who have acted as systems integrators, a VAR and a distributor for the Company's products. In 1996, 1995 and 1994, revenues from Xerox and certain Xerox affiliates accounted for 47%, 84% and 43% of the indirect channel partner revenues, respectively. Xerox owned approximately 26% of the Company's outstanding common shares as of December 31, 1996. Management believes that the revenues, gross profit and costs and expenses relating to transactions with Xerox are indicative of amounts which would have been incurred or realized from nonrelated parties. Revenues for any period from indirect partners including Xerox and affiliates are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that Xerox or the Company's other indirect channel partners will elect or be able to continue to market or support EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners.

  International revenues represented 29%, 26% and 8% of license revenues in 1996, 1995 and 1994 respectively. The increase in international revenues as a percent of license revenues for the year ended December 31, 1996 is due to the expansion of the Company's sales force in Europe. A significant portion of the international revenues are derived from the Company's indirect channel partners, which include Xerox and certain Xerox affiliates. International revenues are subject to significant variations. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  While the Company believes that large multinational organizations represent a significant opportunity for revenue growth and the Company intends to continue expansion of its international sales operations, there can be no assurance that the Company will be successful in meeting the requirements of these large organizations or that the Company will be able to effectively support this international expansion. Both the Company's direct and indirect international sales are primarily denominated in United States dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition.

 Cost of revenues

  Cost of license revenues consists primarily of the royalties paid to third-party vendors. It also includes product costs such as packaging, documentation, production and freight. Cost of license revenues increased by 62% to $1.9 million in 1996, by 129% to $1.2 million in 1995 and by 287% to $518,000 in 1994, representing approximately 6% of the related license revenues in 1996, 1995 and 1994. The increase in cost of license revenues was principally related to the increase in the number of software licenses sold. The Company expects that the cost of license revenues will continue to increase in dollar amount.

  Cost of services revenues consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of services revenues increased by 106% to $6.8 million in 1996, by 155% to $3.3 million in 1995 and by 361% to $1.3 in 1994, representing 64%, 65% and 90% of the related services revenues in 1996, 1995 and 1994 respectively. The increase in cost of services revenues was a result of increased personnel-related costs as the Company expanded its customer support and training operations to support its increased installed customer base in both the US and Europe, as well as payments to third parties for support.

 Operating Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 59% to $19.9 million in 1996, by 100% to $12.5 million in 1995 and by 292% to $6.3 million in 1994 representing 44%, 49% and 60% of total revenues for 1996, 1995 and 1994, respectively. The increase in dollar amount was primarily due to the expansion of the Company's sales force, related equipment and facility expenditures, investment in building a European direct sales force and increased marketing activities including public relations and promotional expenses. The decrease as a percentage of revenues is primarily due to economies of scale realized as certain expenses, such as management compensation and facilities, grew proportionately less than revenues. The Company is in the process of increasing its direct sales and marketing expenditures to address certain international and vertical markets and expects that sales and marketing expenses will increase in dollar amount to support the Company's anticipated revenue growth.

  Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 75% to $7.9 million in 1996, by 79% to $4.5 million in 1995 and by 44% to $2.5 million in 1994, representing 17%, 18%, and 24% of total revenues in 1996, 1995 and 1994 respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and the enhancement of existing products. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have not been capitalized in accordance with Financial Accounting Standards No. 86. The Company expects research and development costs will continue to increase in dollar amount in order to support increased development efforts to both existing products and new products.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, legal, human resources and general management and outside professional services. General and administrative expenses increased by 69% to $4.1 million in 1996, by 40% to $2.4 million in 1995 and by 53% to $1.7 million in 1994, representing 9%, 10% and 17% of total revenues in 1996, 1995 and 1994 respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The Company expects general and administrative expenses to increase in order to support the growing needs of the Company.

 Interest and other income (expense), net

  Interest and other income (expense), net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses and interest expense. Interest and other income (expense), net increased by 849% to $2.3 million in 1996, by 219% to $239,000 in 1995 and by 733% to $75,000 in
1994. The increase in dollar amount is primarily due to higher cash balances resulting from the completion of the Company's initial public offering of common stock completed in February 1996. To date, the Company's international sales have been generally denominated in US dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-US dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

 Provision for income taxes

  The Company's effective tax rates for 1996 and 1995 were 35% and 27%, respectively. The Company incurred a loss in 1994 and consequently recorded no provision for income taxes. These rates differ from the statutory rate primarily due to state and foreign taxes, as well as the utilization of tax loss and credit carryforwards and the impact of releasing the previously established valuation allowance. In accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. Based on a revaluation of the realizability of future tax benefits based on income earned in 1996, creating available tax carrybacks, the Company released the previously established valuation allowance during 1996. Accordingly, the Company valued its deferred tax asset at $1.3 million at December 31, 1996. The Company anticipates that its effective tax rate will not increase significantly in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Since 1993, the Company has financed its operations primarily through the sale of stock and through cash generated from operations. In February 1996, the Company completed its initial public offering, and its common stock began trading on the Nasdaq National Market under the symbol DCTM. Through the offering, the Company sold 2,058,000 shares of its common stock, and received net proceeds of approximately $45 million cash, which has been invested in investment grade securities.

  The Company's cash and investments totaled $52.2 million at December 31, 1996 representing 70% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and short term and long term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

  Net cash provided by operating activities was $4.6 million and $1.5 million in 1996 and 1995, respectively. Cash used in operating activities in 1994 was $759,000. For the year ended December 31, 1996, the cash generated by operations was primarily attributable to net income of $4.5 million, growth in accrued liabilities of $3.4 million and deferred revenue of $2.8 million, offset by the increase in accounts receivable of $8.1 million. In 1996, capital expenditures of $5.2 million were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

  The Company has a current line of credit facility which allows for borrowings of up to $5.0 million at the bank's prime rate. This facility expires in November, 1997 and the Company presently anticipates that it will be able to renew the line of credit. At December 31, 1996, the Company had no outstanding borrowings under its line of credit.

  At December 31, 1996, the Company had $406,000 outstanding under a term note payable to a bank. The balance of the term note is repayable in 10 equal monthly payments of approximately $41,000 together with interest at the Bank's prime rate plus 0.75%. The Company also had $371,000 outstanding under a second term note payable to a bank. The balance of the term note is repayable in 23 equal monthly payments of approximately $16,000 together with interest at the Bank's prime rate plus 0.50%.

  In addition, the Company may borrow up to an additional $1.5 million through November 1997. Interest only is payable on such additional borrowings at the Bank's prime rate plus 0.25% through November 1997 after which any outstanding balance is due in 24 equal installments. All obligations shall bear interest, from and after the occurrence of an event of default, at a rate equal to 5% points above the interest rate applicable immediately prior to the occurrence of the event of default. Borrowings under the loan agreement are secured by substantially all of the assets of the Company.

  The Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

  The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. The Company has no current understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is included in Part IV Item 14.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

  Certain information required by Part III is omitted from this Report and will be included in the Registrant's definitive Proxy Statement which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Executive Officers--See the section titled "Executive Officers" in Part I, Item 1 hereof.

  (b) Directors--The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

  The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT'S, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form:

                                                                     PAGE NUMBER
                                                                     -----------
     1.  Consolidated Financial Statements
         Report of Independent Accountants........................       F-1
         Consolidated Balance Sheets as of December 31, 1996 and
         1995.....................................................       F-2
         Consolidated Statement of Operations For the three years
         ended December 31, 1996..................................       F-3
         Consolidated Statement of Cash Flows For the three years
         ended December 31, 1996..................................       F-4
         Consolidated Statement of Changes in Stockholders'
         Equity(Deficit) For the three years ended December 31,
         1996.....................................................       F-5
         Notes to Consolidated Financial Statements...............       F-6
     2.  Financial Statement Schedules For the three years ended
         December 31, 1996
         Schedule II--Valuation and Qualifying Accounts...........       S-1
         Schedules not listed above have been omitted because they
         are either not applicable or the required information is
         shown in the financial statements or the notes thereto.
     3.  Exhibits: See accompanying Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form.

  (b) Reports on Form 8-K

    None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 21ST DAY OF MARCH, 1997.

                                          Documentum, Inc.

                                                    /s/ Mark S. Garrett
                                          By: _________________________________
                                                      MARK S. GARRETT
                                                 VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Jeffrey A. Miller and Mark S. Garrett, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any way and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March, 1997.

              SIGNATURE                        TITLE

        /s/ Jeffrey A. Miller             President, Chief Executive Officer
-------------------------------------      and Direct (Principal Executive
          JEFFREY A. MILLER                Officer)

         /s/ Mark S. Garrett              Vice President and Chief Financial
-------------------------------------      Officer (Principal Financial and
           MARK S. GARRETT                 Accounting Officer)

         /s/ Robert V. Adams              Chairman
-------------------------------------
           ROBERT V. ADAMS

        /s/ Kathryn C. Gould              Director
-------------------------------------
          KATHRYN C. GOULD

        /s/ Colin J. O'Brien              Director
-------------------------------------
          COLIN J. O'BRIEN

         /s/ John L. Walecka              Director
-------------------------------------
           JOHN L. WALECKA

        /s/ Edward J. Zander              Director
-------------------------------------
          EDWARD J. ZANDER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Documentum, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 26 present fairly, in all material respects, the financial position of Documentum, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
January 24, 1997

                                DOCUMENTUM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
                           ASSETS
Current assets:
  Cash....................................................... $ 5,369  $ 5,978
  Short-term investments.....................................  46,803      --
  Accounts receivable, net of allowances of $1,069 and $647..  13,531    6,073
  Other current assets.......................................   1,519      738
                                                              -------  -------
    Total current assets.....................................  67,222   12,789
Property and equipment, net..................................   6,339    3,201
Other assets.................................................   1,383      511
                                                              -------  -------
                                                              $74,944  $16,501
                                                              =======  =======
       LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable........................................... $ 1,488  $   564
  Accrued liabilities........................................   8,124    4,693
  Deferred revenue...........................................   4,956    2,164
  Current portion of capital lease obligations...............     234      257
  Current portion of term loans payable......................     599      487
                                                              -------  -------
    Total current liabilities................................  15,401    8,165
                                                              -------  -------
Long term obligations:
  Capital lease obligations, less current portion............      33      286
  Term loans payable, less current portion...................     178      405
                                                              -------  -------
    Total long-term obligations..............................     211      691
                                                              -------  -------
Mandatorily redeemable convertible preferred stock...........     --    13,391
                                                              -------  -------
Commitments (Note 8)
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; 5,000 and 60,000 shares authorized, none issued and outstanding
  Common stock, $0.001 par value; 35,000 and 100,000 shares
   authorized; 14,187 and 1,880 shares issued and outstanding
   ..........................................................      14        2
  Additional paid-in capital.................................  61,450      966
  Cumulative translation adjustment..........................      43      (55)
  Accumulated deficit........................................  (2,175)  (6,659)
                                                              -------  -------
    Total stockholders' equity (deficit).....................  59,332   (5,746)
                                                              -------  -------
                                                              $74,944  $16,501
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Revenues:
  License (including $5,323, $6,104 and $698 from
   a stockholder and its affiliates)............. $ 34,630  $ 20,377  $  8,919
  Services.......................................   10,672     5,079     1,454
                                                  --------  --------  --------
    Total revenues...............................   45,302    25,456    10,373
                                                  --------  --------  --------
Cost of revenues:
  License........................................    1,923     1,188       518
  Services.......................................    6,845     3,324     1,304
                                                  --------  --------  --------
    Total cost of revenues.......................    8,768     4,512     1,822
                                                  --------  --------  --------
Gross profit.....................................   36,534    20,944     8,551
                                                  --------  --------  --------
Operating expenses:
  Sales and marketing............................   19,909    12,513     6,254
  Research and development.......................    7,880     4,512     2,523
  General and administrative.....................    4,114     2,430     1,738
                                                  --------  --------  --------
    Total operating expenses.....................   31,903    19,455    10,515
                                                  --------  --------  --------
Income (loss) from operations....................    4,631     1,489    (1,964)
Interest and other income (expense), net.........    2,268       239        75
                                                  --------  --------  --------
Income (loss) before income tax provision........    6,899     1,728    (1,889)
Provision for income taxes.......................   (2,415)     (468)      --
                                                  --------  --------  --------
Net income (loss)................................ $  4,484  $  1,260  $ (1,889)
                                                  ========  ========  ========
Net income per share............................. $    .30  $    .10
                                                  ========  ========
Shares used to compute net income per share(Note
 2)..............................................   14,747    12,934
                                                  ========  ========


          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1996     1995      1994
                                                    -------  -------  --------
Cash flows from operating activities:
  Net income (loss)................................ $ 4,484  $ 1,260  $ (1,889)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization..................   2,064      921       336
    Provision for doubtful accounts................     672      243       337
    Deferred tax asset.............................  (1,273)     --        --
    Changes in assets and liabilities:
      Accounts receivable..........................  (8,130)  (3,501)   (1,820)
      Other current assets and other assets........    (379)    (809)     (420)
      Accounts payable.............................     924      110       297
      Accrued liabilities..........................   3,431    2,217     1,940
      Deferred revenue.............................   2,792    1,063       460
                                                    -------  -------  --------
        Net cash provided by (used in) operating
         activities................................   4,585    1,504      (759)
                                                    -------  -------  --------
Cash flows from investing activities:
  Purchases of investments......................... (92,303)     --        --
  Sales of investments.............................  45,500
  Purchases of property and equipment..............  (5,202)  (2,750)     (463)
                                                    -------  -------  --------
        Net cash used by investing activities...... (52,005)  (2,750)     (463)
                                                    -------  -------  --------
Cash flows from financing activities:
  Issuance of common stock.........................  47,105      335        82
  Proceeds from term loan..........................     387      973       --
  Repayments on capital lease obligations..........    (276)    (237)     (107)
  Repayment on term loan...........................    (503)     (81)      --
  Issuance of Series C preferred stock.............     --       --      3,878
                                                    -------  -------  --------
        Net cash provided by financing activities..  46,713      990     3,853
                                                    -------  -------  --------
Effect of exchange rate on changes in cash.........      98      (55)      --
                                                    -------  -------  --------
Net increase (decrease) in cash and cash equiva-
 lents.............................................    (609)    (311)    2,631
Cash and cash equivalents at beginning of period...   5,978    6,289     3,658
                                                    -------  -------  --------
Cash and cash equivalents at end of period......... $ 5,369  $ 5,978  $  6,289
                                                    =======  =======  ========
Supplemental schedule of noncash transactions:
  Bridge financing, notes payable and accrued in-
   terest exchanged for mandatorily redeemable con-
   vertible preferred stock........................ $   --   $   --   $    573
  Capital lease obligations incurred............... $   --   $   --   $    887
  Common stock issued for notes receivable......... $   --   $   116  $    114
Supplemental schedule of cash flow information:
  Interest paid.................................... $   127  $   101  $     67
  Income taxes paid................................ $ 2,776  $   181  $    --

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                          COMMON STOCK   ADDITIONAL CUMULATIVE                   TOTAL
                          --------------  PAID-IN   TRANSLATION ACCUMULATED  STOCKHOLDERS'
                          SHARES  AMOUNT  CAPITAL   ADJUSTMENT    DEFICIT   EQUITY (DEFICIT)
                          ------  ------ ---------- ----------- ----------- ----------------
Balance as of December
 31, 1993...............     --    $--    $    551     $--       $ (6,030)      $ (5,479)
Common stock options
 exercised..............     880      1         81      --            --              82
Net loss................     --     --         --       --         (1,889)        (1,889)
                          ------   ----   --------     ----      --------       --------
Balance as of December
 31, 1994...............     880      1        632      --         (7,919)        (7,286)
Common stock options
 exercised..............   1,000      1        303      --            --             304
Stock compensation......     --     --          31      --            --              31
Foreign currency
 translation
 adjustment.............     --     --         --       (55)          --             (55)
Net income..............     --     --         --       --          1,260          1,260
                          ------   ----   --------     ----      --------       --------
Balance as of December
 31, 1995...............   1,880      2        966      (55)       (6,659)        (5,746)
Common stock options
 exercised..............     324    --         647      --            --             647
Employee stock purchase
 plan...................      60    --       1,252      --            --           1,252
Warrants exercised......      73    --         --       --            --             --
Stock repurchases.......     (12)   --          (5)     --            --              (5)
Mandatorily preferred
 conversion.............   9,804     10     13,381      --            --          13,391
Issuance of common stock
 in public offering net
 of issuance costs......   2,058      2     45,038      --            --          45,040
Stock compensation......     --     --          72      --            --              72
Payments on shareholder
 notes..................     --     --          99      --            --              99
Foreign currency
 translation
 adjustment.............     --     --         --        98           --              98
Net income..............     --     --         --       --          4,484          4,484
                          ------   ----   --------     ----      --------       --------
Balance as of December
 31, 1996...............  14,187   $ 14   $ 61,450     $ 43      $ (2,175)      $ 59,332
                          ======   ====   ========     ====      ========       ========


          See accompanying notes to consolidated financial statements.

                               DOCUMENTUM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF THE COMPANY:

 Description of business

  Documentum, Inc. (the "Company") was incorporated in the state of Delaware in January 1990 to develop, market and support a family of client/server and worldwide Web software products that specifically address the challenges of managing business-critical documents effectively across large enterprises. The Documentum Enterprise Document Management System ("EDMS") automates and accelerates the creation, modification and reuse of business-critical documents and other unstructured data and the collaborative efforts involved in these activities.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

 Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Documentum International, Inc., in the United States, and Documentum Software Europe Ltd., in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Foreign currency

  The functional currency of the Company's United Kingdom subsidiary is the local currency. Balance sheet accounts are translated into United States dollars at exchange rates prevailing at balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented. To date, the company does not engage in hedging activities.

 Revenue recognition

  The Company's revenues are derived from perpetual licenses for its document management software and related services, which include maintenance and support, training and consulting services. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment. Annual maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract. Revenues from training and consulting are recognized when the services are performed. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company has recognized revenues, for all periods presented, in accordance with Statement of Position 91-1, "Software Revenue Recognition."

 Cash and cash equivalents

  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                               DOCUMENTUM, INC.

 Financial investments

  The company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which requires investment securities to be classified as either held to maturity, trading or available-for-sale. The adoption of SFAS 115 did not have a material impact on the Company's financial condition or results of operations.

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company deposits substantially all of its cash with a single financial institution. The Company's short-term investments, all of which are classified as available-for-sale, are managed by a single financial institution.

  At December 31, 1996, the fair value of these short-term investments approximated amortized cost with contractual maturities ranging from December 15, 1997 to December 1, 2029. The following table details the Company's short-term investments at December 31, 1996:

                                                                         COST
                                                                        -------
      Cash............................................................. $ 5,369
      Certificates of deposit..........................................   6,000
      Medium term notes................................................  15,088
      U.S. Government agencies.........................................   6,914
      Municipal bonds and notes........................................   7,274
      Corporate bonds and notes........................................   4,655
      Foreign debt securities..........................................   2,042
      Market auction preferred stock...................................   4,000
                                                                        -------
                                                                        $51,342
                                                                        =======

  The carrying value of all other financial instruments approximated their respective fair value at December 31, 1996. Securities with a maturity date of one year or less, and securities in which management intends to sell in 1997, are classified as short-term investments.

 Concentration of credit risk

  The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses.

  Sales to Xerox and affiliated entities accounted for 15% and 30% of 1996 and 1995 license revenues, respectively. Sales to a single customer accounted for 34% of 1994 license revenues.

  At December 31, 1996, two customers comprised 26% of accounts receivable. At December 31, 1995, two customers, including Xerox and affiliated entities comprised 21% of accounts receivable. Revenues from export sales, primarily to Europe, were approximately 29%, 26% and 8% of license revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Included in export sales in 1996 (as a percentage of license revenues) are export sales to customers in Europe for approximately 94%. Included in export sales in 1995 (as a percentage of license revenues) are export sales to customers in Europe for approximately 22%.

 Property and equipment

  Property and equipment, including leasehold improvements, are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, three to six years, or the life of the lease, whichever is shorter.

                               DOCUMENTUM, INC.

 Software development costs

  Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86") requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

 Income taxes

  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

 Equity-Based Compensation Plans

  Effective for transactions entered into in fiscal years beginning after December 15, 1995, SFAS No. 123, Accounting for Stock-Based Compensation under a fair value based method is required. The Company, as allowed by SFAS No. 123, has elected to continue to measure compensation costs for its plans using the intrinsic value base method of accounting for stock issued to employees. However, as required by SFAS No. 123, pro forma disclosures of net income and earnings per share are reflected in the notes to the financial statements as if the fair value based method of accounting was adopted.

 Net income per share

  Net income per share is computed using the weighted average number of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalents shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to and including February 5, 1996. Earnings per share prior to fiscal 1995 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that will occur in connection with the initial public offering.

 Stockholders Equity

  Common Stock as of December 31, 1996 reflects the sale of 2,058,000 shares of common stock issued in the Company's initial public offering completed on February 5, 1996. Aggregate net proceeds to the Company were $45,000,000. In addition, Common Stock also reflects the conversion of all the Mandatorily Redeemable Convertible Preferred Stock outstanding into an aggregate of 9,803,975 shares of common stock based on the shares of Mandatorily Redeemable Convertible Preferred Stock outstanding as of December 31, 1995.

                               DOCUMENTUM, INC.

  Upon the closing of the Offering, the Company amended and restated its Certificate of Incorporation reducing the authorized number of shares of Common Stock to 35,000,000 and the authorized number of shares of Preferred Stock to 5,000,000.

NOTE 3--RELATED PARTY TRANSACTIONS:

 Xerox and affiliated entities

  The Company has distribution agreements with Xerox and affiliated entities which provide Xerox or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. The agreements have initial terms of 18 to 24 months; however certain agreements may be renewed. In addition, the Company has an agreement with Rank Xerox (UK) Limited; for Rank Xerox (UK) Limited to provide support services to specified customers. This agreement was terminated in July 1996. For the years ended December 31, 1996, 1995 and 1994, the Company recognized license revenues from Xerox and affiliated entities of $5,323,000, $6,104,000 and $698,000, respectively, and incurred expenses primarily for support services provided by Xerox and affiliated entities of $410,000, $283,000, and $144,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The net amount due from Xerox and affiliated entities was $737,000 and $622,000 at December 31, 1996 and 1995, respectively. Management believes that the revenues, gross profit and costs and expenses relating to these transactions are indicative of amounts which would have been incurred or realized from nonrelated parties. At December 31, 1996, Xerox owned approximately 26% of the Company's outstanding common shares.

 Notes receivable from stockholders

  The Company has allowed certain employees to exercise stock options in exchange for promissory notes. These notes generally bear interest at between 6.76% and 7.92% per annum payable annually in arrears, are secured by the shares issued and are due five years after issuance; however, all amounts are due and payable upon the employee's termination from the Company. At December 31, 1996 and 1995 the Company had $109,000 and $240,000 in note receivables, respectively, due from stockholders which were included in additional paid in capital.

NOTE 4--BALANCE SHEET COMPONENTS:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Property and equipment:
     Computer equipment....................................... $ 5,466  $ 3,003
     Office equipment.........................................     989      448
     Furniture and fixtures...................................   1,396      561
     Leasehold improvements and other.........................   2,004      641
                                                               -------  -------
                                                                 9,855    4,653
     Accumulated depreciation and amortization................  (3,516)  (1,452)
                                                               -------  -------
                                                               $ 6,339  $ 3,201
                                                               =======  =======

  At December 31, 1996 the Company had $882,000 of equipment under capital leases, net of accumulated amortization of $794,000. At December 31, 1995 the Company had $887,000 of equipment under capital leases, net of accumulated amortization of $588,000.

                               DOCUMENTUM, INC.

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Accrued liabilities:
     Compensation and related benefits..........................  $3,617  $1,975
     Taxes......................................................   1,103     461
     Other......................................................   3,404   2,257
                                                                 ------- -------
                                                                  $8,124  $4,693
                                                                 ======= =======

NOTE 5--LINE OF CREDIT AND TERM LOAN:

  At December 31, 1996, the Company has an unused bank line of credit (the "Line of Credit") which provides for maximum borrowings up to $5,000,000, bears interest at the bank's prime rate (8.25% at December 31, 1996) and is secured by substantially all of the Company's assets. The Line of Credit, which expires in November 1997, is subject to certain financial covenants.

  At December 31, 1996, the Company has $406,000 outstanding under a term note payable to a bank. The balance of the Term Loan is repayable in 10 equal monthly payments of approximately $41,000 together with interest at the Bank's prime rate plus 0.75%.

  At December 31, 1996, the Company has $371,000 outstanding under a term note payable to a bank. The balance of the Term Loan is repayable in 23 equal monthly payments of approximately $16,000 together with interest at the Bank's prime rate plus 0.5%.

  In addition, the Company may borrow up to an additional $1,500,000 through November 1997. Interest only is payable on such additional borrowings at the Bank's prime rate plus 0.25% through November 1997 after which any outstanding balance is due in 24 equal installments. All obligations shall bear interest, from and after the occurrence of an event of default, at a rate equal to 5% points above the interest rate applicable immediately prior to the occurrence of the event of default. Borrowings under the Term Loan are secured by substantially all of the assets of the Company.

NOTE 6--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK
        WARRANTS:

 Preferred stock

  At December 31, 1994 and 1995, the Company had 49,020,000 shares or $13,391,000 of Mandatorily Redeemable Convertible Preferred Stock (the "Preferred Stock") outstanding which was comprised of: 15,999,000 shares designated, issued, and outstanding of Series A for $2,002,000; 27,396,000 shares designated, issued, and outstanding of Series B for $6,938,000; and 5,625,000 shares designated, issued, and outstanding of Series C for $4,451,000.

  On February 5, 1996, upon the closing of the offering, all of the Mandatorily Redeemable Convertible Preferred Stock outstanding was automatically converted into an aggregate of 9,803,975 shares of common stock based on the Mandatorily Redeemable Convertible Preferred Stock that was outstanding as of December 31, 1995:

 Preferred stock warrants

  In connection with a lease line of credit in March 1994, the Company granted the lessor warrants to purchase 295,636 shares of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock. These warrants were fully exercised on a net basis on December 18, 1996 and converted into 57,158 common shares.

                               DOCUMENTUM, INC.

  On October 31, 1994, the Company granted the bank warrants to purchase 87,500 shares of the Company's Series C Mandatorily Redeemable Convertible Preferred Stock, in connection with a line of credit and term note. These warrants were fully exercised on a net basis on October 25, 1996 and converted into 15,425 common shares.

NOTE 7--STOCK OPTION AND BENEFIT PLANS:

 1993 Equity Incentive Plan

  In March 1993, the Board of Directors adopted the 1993 Equity Incentive Plan (the "Plan") providing for the issuance of nonstatutory common stock options to employees and consultants of the Company. The Board of Directors has amended the Plan providing for the grant of incentive stock options ("ISOs"), stock bonuses and stock appreciation rights and allowing for the sale of restricted stock. Under the Plan a total of 3,800,000 shares have been authorized for issuance.

  Options may be granted at an exercise price at the date of grant of not less than the fair market value per share for ISOs and not less than 85% of the fair market value per share for nonstatutory stock options, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the option must be not less than 110% of the fair market value. The fair market value of the Company's common stock is determined by the Board of Directors or a committee thereof.

  Options granted under the Plan are exercisable at the date of grant and are subject to repurchase by the Company at the option exercise price paid per share with such repurchase right generally lapsing with respect to 25% after the first year and ratably each month over the remaining thirty-six month period.

  In 1996, 1995 and 1994 the Company issued 571,900, 701,300, and 692,400 options under the Plan, respectively. At December 31, 1996, 360,000 shares were subject to repurchase by the Company.

 Non-employee Directors' Stock Option Plan

  In November 1995, the Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 150,000 nonstatutory stock options to non-employee directors of the Company. Each non-employee director of the Company will automatically be granted a nonstatutory option to purchase 15,000 shares of Common Stock upon the later of the effective date of the initial public offering or upon the date on which such person first becomes a director. Thereafter, beginning June 30, 1997 each non-employee director of the Company will be granted an annual option to purchase 5,000 shares of common stock provided such person, on June 30th of each year, has served continuously as a non-employee director for at least six months prior to such date. Options under the Directors' Plan will be granted at the fair value of the stock and will vest one-third at date of grant and the remaining options will vest in two equal annual installments.

  In 1996, the Company issued 75,000 options under the Directors' Plan.

 1996 Non-officer Equity Incentive Plan

  In October 1996, the Board of Directors adopted the 1996 Non-Officer Equity Incentive Plan (the "Incentive Plan") providing for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to employees and consultants of the Company. This plan explicitly excludes directors and employees serving as officers of the company. Under the Incentive Plan, a total of 600,000 shares have been authorized for issuance.

                               DOCUMENTUM, INC.

  Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share for nonstatutory stock options, stock bonuses and restricted stock purchases as determined by the Board of Directors. Options granted under the Incentive Plan are exercisable only upon vesting.

  In 1996, the Company issued 142,301 options under the Incentive Plan.

  A summary of activity under all the plans is as follows:

                                                         OPTIONS OUTSTANDING
                                                        -----------------------
                                                         SHARES       PRICE
                                                        ---------  ------------
   Outstanding as of December 31,1993.................. 1,694,913  $0.16-$ 0.31
                                                        =========
     Granted...........................................   692,400  $0.16-$ 0.31
     Exercised.........................................  (879,562) $0.16-$ 0.31
     Canceled..........................................   (20,057)       $ 0.31
                                                        ---------
   Outstanding as of December 31, 1994................. 1,487,694  $0.16-$ 0.31
                                                        =========
     Granted...........................................   701,300  $1.00-$ 9.00
     Exercised.........................................  (999,899) $0.16-$ 6.20
     Canceled..........................................   (29,834) $0.31-$ 3.70
                                                        ---------
   Outstanding as of December 31, 1995................. 1,159,261  $0.16-$ 9.00
                                                        =========
     Granted...........................................   789,201  $9.00-$46.00
     Exercised.........................................  (324,591) $0.31-$ 9.00
     Canceled..........................................  (119,845) $0.31-$42.25
                                                        ---------
   Outstanding as of December 31, 1996................. 1,504,026  $0.16-$46.00
                                                        =========

  At December 31, 1996 options to purchase 270,226 shares were vested and 842,065 shares were available for future grant under all the plans.

  During the year ended December 31, 1996, the Company had granted certain options for the purchase of common stock on which the Company will amortize approximately $73,000 annually of compensation expense over the four-year vesting period of the options.

  The following table summarizes information regarding stock options outstanding at December 31, 1996:

                                  OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                           --------------------------------- ---------------------------
                                         WEIGHTED-
                              NUMBER      AVERAGE               NUMBER
                           OUTSTANDING   REMAINING  WEIGHTED EXERCISABLE
                                AT      CONTRACTUAL AVERAGE       AT        WEIGHTED-
                           DECEMBER 31,    LIFE     EXERCISE DECEMBER 31,    AVERAGE
RANGE OF EXERCISES PRICES      1996       (YEARS)    PRICE       1996     EXERCISE PRICE
-------------------------  ------------ ----------- -------- ------------ --------------
$ 0.3121-$ 1.0000.......      311,463      7.39     $ 0.4762    311,463      $ 0.4762
$ 1.5000-$ 3.7500.......      317,155      8.51       2.3962    317,155        2.3962
$ 4.2500-$24.3125.......      409,258      8.65      17.5289    359,258       16.6283
$24.5000-$36.7500.......      340,800      9.55      32.3086    274,900       32.2263
$37.0000-$46.0000.......      125,350      9.68      40.0116     50,450       41.5946
                            ---------                         ---------
$ 0.3121-$46.0000.......    1,504,026      8.65     $16.0292  1,313,226      $13.5846
                            =========                         =========

  Options outstanding and options exercisable above do not include shares subject to repurchase by the company at December 31, 1996.

                               DOCUMENTUM, INC.

 Employee Stock Purchase Plan

  In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 350,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to a maximum of $15,000 per calendar year, to be used to purchase shares of the common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. During 1996, approximately 60,000 common shares were purchased under the Employee Stock Purchase Plan.

 Pro Forma Stock Compensation Disclosure

  The Company applies the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1996   1995
                                                                 ------ ------
   Net income (in thousands):
     As reported................................................ $4,484 $1,260
     Pro forma.................................................. $2,015 $1,159
   Earnings Per Share:
     As reported................................................ $ 0.30 $ 0.10
     Pro forma.................................................. $ 0.14 $ 0.09

  Earnings per share was computed using the method describe in note 2.

  The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   1996   1995
                                                                  ------  -----
   Volatility....................................................  62.90% 62.90%
   Risk-free interest rate.......................................    6.0%  5.96%
   Dividend yield................................................    --     --
   Expected lives................................................      4      4
   Weighted Average fair value................................... $31.57  $2.87

  The fair value of the shares granted under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions:

                                                                          1996
                                                                         ------
      Volatility........................................................  62.90%
      Risk-free interest rate...........................................    6.0%
      Dividend yield....................................................    --
      Expected lives....................................................      2
      Weighted Average fair value....................................... $31.57

  The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to January 1, 1995.

                               DOCUMENTUM, INC.

 401(k) Plan

  In November 1993, the Board of Directors adopted an employee savings and retirement plan (the "401(k) Plan") covering substantially all of the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on behalf of eligible employees. Employees become 25 percent vested in the Company contributions after one year of service, and increase their vested percentages by an additional 25 percent for each year of service thereafter. The Company has not made any contributions to the 401(k) Plan.

NOTE 8--COMMITMENTS:

 Leases

  The Company is obligated under non-cancelable operating leases for office space and non-cancelable capital leases for equipment which expire at various times through 1999. Certain leases for office space provide for scheduled rent increases and contain options for additional space. Rent expense is recognized ratably over the lease term. Future minimum lease commitments under these leases at December 31, 1996 are as follows (in thousands):

                                                                          LEASES
                                                                          ------
      Year ending December 31,
        1997............................................................. $1,956
        1998.............................................................  1,812
        1999.............................................................  1,698
        2000.............................................................  1,418
        2001.............................................................  1,212
        Thereafter.......................................................  1,806
                                                                          ------
                                                                          $9,902
                                                                          ======

  Included in the above table for 1997 and 1998 are $247,000 and $34,000, respectively, for future minimum lease commitments under capital lease obligations which include $14,000 for interest. Total rent expense was approximately $1,278,000, $696,000, $316,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                               DOCUMENTUM, INC.

NOTE 9--INCOME TAXES:

  For the year ended December 31, 1994, the Company incurred losses and consequently had no provision for income taxes. The provision for income taxes for the year ended December 31, 1996 and December 31, 1995 is as follows (in thousands):

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                                  --------------
                                                                   1996    1995
                                                                  -------  -----
   Current:
     Federal..................................................... $ 2,262  $ 217
     State.......................................................     531     92
     Foreign.....................................................     895    159
                                                                  -------  -----
                                                                    3,688    468
                                                                  -------  -----
   Deferred:
     Federal.....................................................  (1,144)   --
     State.......................................................    (129)   --
                                                                  -------  -----
                                                                   (1,273)   --
                                                                  -------  -----
                                                                  $ 2,415  $ 468
                                                                  =======  =====

  The components of income (loss) before income tax provision are as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                       1996    1995     1994
                                                      ------------------------
   Domestic income (loss)............................  $5,190  $1,281  $(1,924)
   Foreign income....................................   1,709     447       35
                                                      ------- ------- --------
   Income (loss) before provision for income taxes...  $6,899  $1,728  $(1,889)
                                                      ======= ======= ========

  The tax provision is reconciled to the amount computed using the federal statutory rate is as follows (in thousands):

                                                             DECEMBER 31,
                                                          ---------------------
                                                           1996    1995   1994
                                                          -------  -----  -----
   Federal statutory tax provision (benefit)............. $ 2,345  $ 588  $(642)
   State taxes, net of federal benefit...................     397     60    --
   Future benefits not currently recognized..............  (1,100)   491    642
   Utilization of tax loss and credit carryforward.......    (130)  (710)   --
   Foreign taxes.........................................     596    --     --
   Other.................................................     307     39    --
                                                          -------  -----  -----
                                                          $ 2,415  $ 468  $  --
                                                          =======  =====  =====

                               DOCUMENTUM, INC.

  The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. Based on a revaluation of the realizability of future tax benefits based on income earned in 1996, creating available tax carrybacks, the Company released $944,000 of the previously established valuation allowance during 1996. The significant components of the Company's deferred tax assets, that were included in current other assets and other assets on the Balance Sheet, are as follows (in thousands):

                                                                   DECEMBER 31,
                                                                   ------------
                                                                    1996  1995
                                                                   ------ -----
   Deferred tax assets:
     Reserves and accruals........................................ $1,067 $ 944
     Tax credit carryforwards.....................................    206   --
                                                                   ------ -----
                                                                    1,273   944
   Less deferred tax asset valuation allowance....................    --   (944)
                                                                   ------ -----
                                                                   $1,273 $ --
                                                                   ====== =====

                       DOCUMENTUM, INC. AND SUBSIDIARIES

           SCHEDULE II--VALUATION AND QUALIFING ACCOUNTS AND RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

Allowance for Doubtful Accounts (in thousands):

                                 BALANCE AT CHARGED TO
                                 BEGINNING  COSTS AND  BALANCE AT END
    DESCRIPTION                  OF PERIOD   EXPENSES    DEDUCTIONS   OF PERIOD
    -----------                  ---------- ---------- -------------- ---------
Year Ended December 31, 1994....    $180       $337         $  6       $  511
Year Ended December 31, 1995....    $511       $243         $107       $  647
Year Ended December 31, 1996....    $647       $672         $250       $1,069

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                DESCRIPTION
 ---------                              -----------
   (1)3.1  Registrant's Amended and Restated Certificate of Incorporation
   (2)3.2  Registrant's Amended and Restated Bylaws.
      4.1  Reference is made to Exhibits 3.1 and 3.2
   (2)4.2  Specimen stock certificate
   (2)4.3  Amended and Restated Investor Rights Agreement, dated September 20,
           1994, between the Registrant and certain investors.
  (2)10.1  Registrant's 1993 Equity Incentive Plan, as amended.
  (2)10.2  Form of Incentive Stock Option under the Equity Incentive Plan.
  (2)10.3  Form of Nonstatutory stock Option under the Equity Incentive Plan.
  (2)10.4  Form of Early Exercise Stock Purchase Agreement.
  (1)10.5  Registrant's Employee Stock Purchase Plan, as amended.
  (2)10.6  Registrant's 1995 Non-Employee Directors' Stock Option Plan.
  (2)10.7  Form of Indemnity Agreement between the Registrant and its officers and directors.
  (2)10.8  Industrial Real Estate Lease, dated June 9, 1995, between the
           Registrant and Sunol Center Associates.
  (2)10.9  Letter Agreement, dated July 27, 1993, between the Registrant and
           Jeffrey A. Miller.
  (2)10.10 Business Loan Agreement, dated December 23, 1993, between the
           Registrant and Silicon Valley Bank.
  (2)10.11 Promissory Note and Loan modification Agreement, dated October 21,
           1994 between the Registrant and Silicon Valley Bank.
  (2)10.12 Loan Modification Agreement, dated July 27, 1995, between the
           Registrant and Silicon Valley Bank.
 Y(2)10.13 International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.
 Y(2)10.14 Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.
  (2)10.15 Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.
  (2)10.16 Promissory Note and Loan Modification Agreement, dated November 10,
           1995, between the Registrant and Silicon Valley Bank.
 Y(3)10.17 Services Partner Agreement, dated April 1, 1996, between the
           Registrant and Xerox Corporation.
  (4)10.18 Registrant's 1996 Non-Officer Equity Incentive Plan.
     10.19 Letter of Agreement, dated December 9, 1996 between the Registrant and Mark S. Garrett.
     10.20 Lease agreement between Registrant and Britannia Hacienda IV Limited
           Partnership.
     11.1  Statement Regarding computation of Earnings Per Share.
  (2)22.1  List of Subsidiaries of Registrant.
     23.1  Consent of Independent Accountants.
     24.1  Power of Attorney. Reference is made to the Signature page.
     27.1  Financial Data Schedule.

--------
Y  Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.