Form 10-Q
period 1997-03-31
DOCUMENTUM INC
filed 1997-05-13
CIK 930885

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

                 For the quarterly period ended    March 31, 1997
                                                ---------------------

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

     The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 14,190,807 on May 1, 1997.

================================================================================

                                    FORM 10-Q
                                      INDEX

                                                                    Page
                                                                   Number
PART I.           FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as
                  of March 31, 1997 and December 31, 1996..........  3

                  Condensed Consolidated Statements of
                  Operations for the three months ended
                  March 31, 1997 and 1996..........................  4

                  Condensed Consolidated Statements of
                  Cash Flows for the three months ended
                  March 31, 1997 and 1996..........................  5

                  Notes to Condensed Consolidated
                  Financial Statements.............................  6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.......................................  7


PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K................. 16

Signature.......................................................... 17

Exhibit Index...................................................... 18

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                             MARCH 31,           DECEMBER 31,
                                                                               1997                  1996
                                                                         ---------------       --------------
                                   ASSETS
Current assets:
       Cash and cash equivalents                                         $        13,904       $        5,369
       Short-term investments                                                     43,629               46,803
       Accounts receivable, net of allowances of $832  and $1,069                 11,104               13,531
       Other current assets                                                        1,801                1,519
                                                                         ---------------       --------------
           Total current assets                                                   70,438               67,222

Property and equipment, net                                                        6,805                6,339
Other assets                                                                       1,473                1,383
                                                                         ---------------       --------------
                                                                         $        78,716       $       74,944
                                                                         ===============       ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                  $         1,206       $        1,488
       Accrued liabilities                                                         9,051                8,124
       Deferred revenue                                                            7,119                4,956
       Current portion of long term obligations                                      683                  833
                                                                         ---------------       --------------
           Total current liabilities                                              18,059               15,401
                                                                         ---------------       --------------
Long term obligations                                                                129                  211
                                                                         ---------------       --------------

Stockholders' equity:
       Preferred stock, $0.001 par value;
           5,000 shares authorized
       Common stock, $0.001 par value; 35,000 shares authorized;
           14,175 and 14,187 shares issued and outstanding                            14                   14
       Additional paid-in capital                                                 61,570               61,450
       Cumulative translation adjustment                                               2                   43
       Accumulated deficit                                                        (1,058)              (2,175)
                                                                         ---------------       --------------
           Total stockholders' equity                                             60,528               59,332
                                                                         ---------------       --------------
                                                                         $        78,716       $       74,944
                                                                         ===============       ==============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)




                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ------------------------------
                                                          1997             1996
                                                      -------------    -------------
Revenues:
    Licenses (including $1,013,and $1,712 from a
    stockholder and its affiliates)                   $      11,062    $       6,988
    Services                                                  3,975            1,694
                                                      -------------    -------------
           Total revenues                                    15,037            8,682
                                                      -------------    -------------

Cost of revenues:
    Licenses                                                    386              503
    Services                                                  2,490            1,176
                                                      -------------    -------------
           Total cost of revenues                             2,876            1,679
                                                      -------------    -------------

Gross profit                                                 12,161            7,003
                                                      -------------    -------------

Operating expenses:
    Sales and marketing                                       7,285            4,022
    Research and development                                  2,298            1,541
    General and administrative                                1,304              959
                                                      -------------    -------------
           Total operating expenses                          10,887            6,522
                                                      -------------    -------------

Income from operations                                        1,274              481

Interest and other income, net                                  445              338
                                                      -------------    -------------
Income before income tax provision                            1,719              819

Provision for income taxes                                     (602)            (287)
                                                      -------------    -------------
Net income                                            $       1,117    $         532
                                                      =============    =============

Net income per share                                  $        0.08    $        0.04

Shares used to compute net income per share                  14,880           14,132



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              --------------------------------
                                                                                   1997             1996
                                                                              --------------    -------------
Cash flows from operating activities:
     Net income                                                               $        1,117    $         532
     Adjustments to reconcile net income to net cash provided by operating activities;
           Depreciation and amortization                                                 711              388
           Changes in assets and liabilities:
             Accounts receivable                                                       2,428               33
             Other current assets and other assets                                      (373)             129
             Accounts payable                                                           (282)             272
             Accrued liabilities                                                         927             (135)
             Deferred revenue                                                          2,163              396
                                                                              --------------    -------------
                 Net cash provided by operating activities                             6,691            1,615
                                                                              --------------    -------------

Cash flows from investing activities
     Purchase of short-term investments                                              (22,586)         (36,692)
     Sales of investments                                                             25,760                -
     Purchases of property and equipment                                              (1,177)          (1,351)
                                                                              --------------    -------------
                 Net cash provided (used) by investing activities                      1,997          (38,043)
                                                                              --------------    -------------

Cash flows from financing activities
     Issuance of common stock, net                                                       120           45,183
     Proceeds from term loan                                                               -              388
     Repayments on capital lease obligations                                             (62)             (87)
     Repayment on term loan                                                             (170)            (122)
                                                                              --------------    -------------
                 Net cash (used) provided by financing activities                       (112)          45,362
                                                                              --------------    -------------

Effect of exchange rates on changes in cash                                              (41)              (7)
                                                                              --------------    -------------

Net increase in cash and cash equivalents                                              8,535            8,927
Cash and cash equivalents at beginning of period                                       5,369            5,978
                                                                              --------------    -------------
Cash and cash equivalents at end of period                                    $       13,904    $      14,905
                                                                              ==============    =============

Supplemental disclosures:
     Cash paid for income taxes                                               $           45    $         426
     Cash paid for interest                                                               22               32
Non-cash investing and financing activities:
      Conversion of preferred stock to common stock                                        -           13,391


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1   Basis of Presentation
    ---------------------

    The unaudited condensed consolidated financial statements of Documentum, Inc. ("Documentum" or the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1996 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.


2   Net Income Per Share
    --------------------

    Net income per share is computed using the weighted average number of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants calculated using the treasury method. Common equivalent shares are excluded from the computation if their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalents shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to and including February 5, 1996.

Effective for both interim and annual financial statements for periods ending after December 15, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which replaces primary earnings per share computed in accordance with APB Opinion 15 with a new and simpler calculation called Basic Earnings Per Share and Diluted Earnings Per Share. Basic Earnings Per Share will be calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted Earnings Per Share is calculated by dividing income available to common stockholders by the assumed conversion of all potentially dilutive securities under the treasury stock method. The adoption of SFAS 128 would not have a material impact on the Company's earnings per share for the quarter ended March 31, 1997.

3   Accrued Expense and Other Current Liabilities
    ---------------------------------------------

                                                     (IN THOUSANDS)
                                             MARCH 31,          DECEMBER 31,
                                          -------------------------------------
                                               1997                 1996
                                          ----------------    -----------------

     Compensation and related benefits    $         3,514     $          3,617
     Taxes                                          1,855                1,103
     Other                                          3,682                3,404
                                          ----------------    -----------------
                                          $          9,051    $           8,124
                                          ================    =================

                                DOCUMENTUM, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion in this Form 10-Q contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors" in the Company's 1996 annual report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


OVERVIEW

     Documentum, which was formed in 1990, provides object-oriented, client/server software solutions that enable large organizations to effectively manage and optimize the use of their unstructured business-critical information. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products. In the first three months of 1997, the Company introduced and shipped Documentum DocLink for SAP's R/3, a bi-directional interface designed to provide seamless integration between Documentum's Enterprise Document Management System (EDMS) and SAP's R/3. In addition, the Company announced a new strategic alliance with Infinity Financial Technology, Inc. to develop an interface between Infinity Derivatives and Documentum's EDMS which would develop an enhanced solution for integrated, automated confirmation generation and management for the financial services market. Furthermore, Documentum, Adobe Systems Incorporated and Cornerstone Imaging announced a technology integration to develop complete solutions for capturing and managing large volumes of paper documents using corporate Intranets, the World Wide Web and traditional client/server information systems. The Company expects that EDMS-related revenue will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

     Since inception, the Company has invested significant resources in developing its EDMS software, as well as building its sales, marketing and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase for the remainder of the fiscal year.

     Although the Company has experienced significant revenue growth in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly basis, or at all.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:


                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                         ---------------------------
                                            1997           1996
                                         -----------   ------------
Revenues:
      Licenses                                   74%            80%
      Services                                   26%            20%
                                         -----------   ------------
         Total revenues                         100%           100%
                                         -----------   ------------

Cost of revenues:
      Licenses                                    3%             6%
      Services                                   17%            14%
                                         -----------   ------------
         Total cost of revenues                  20%            20%

                                         -----------   ------------
Gross profit                                     80%            80%
                                         -----------   ------------

Operating expenses:
      Sales and marketing                        48%            46%
      Research and development                   15%            18%
      General and administrative                  9%            11%
                                         -----------   ------------
         Total operating expenses                72%            75%
                                         -----------   ------------

Income from operations                            8%             5%
                                         -----------   ------------


Interest and other income, net                    3%             4%
                                         -----------   ------------
Income before income tax provision               11%             9%

Provision for income taxes                      (4%)           (3%)
                                         ===========    ===========
Net income                                        7%             6%
                                         ===========    ===========


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

         License revenues increased by 58% to $11.1 million for the three months ended March 31, 1997 from $7.0 million for the three months ended March 31, 1996. The growth in license revenues was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as the growing number of customers who have repeatedly purchased large quantities of product licenses, and the expansion of the Company's sales organization. During the quarter ended March 31, 1997, a single sale to one customer accounted for 45% or $5.0 million of total license revenues for the quarter. For the quarters ended March 31, 1997 and 1996, license revenues from Xerox and certain Xerox affiliates ("Xerox"), acting as systems integrators, a VAR and a distributor for the Company's products, accounted for 9% and 25% of total license revenues respectively. Although the Company's customer base has grown as revenues have increased, a relatively small number of end user customers have historically accounted for a significant percentage of the Company's revenues, particularly on a quarterly basis, as noted above. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition.

         Service revenue increased 135% to $4.0 million for the three months ended March 31, 1997 from $1.7 million for the three months ended March 31, 1996 representing 26% and 20% of total revenues in the respective periods. The growth in both service revenue dollars and in service revenues as a percent of total revenues was attributable to increased demand for services, larger installed base of customers receiving ongoing maintenance, training and support services, and increases in the Company's professional services consulting staff.

     The Company markets its products through its direct sales force and its indirect channel partners. Historically, the Company has generated the majority of its revenues from its direct sales force. However, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of system integrators and distributors. Revenues from all indirect channel partners comprised 18% and 33% of license revenues for the quarters ended March 31, 1997 and 1996, respectively. License revenues from indirect channels include revenues from Xerox. License revenues from Xerox acting in its role as an indirect channel partner represented 9%, and 25% of total license revenues for the three months ended March 31, 1997 and 1996, respectively. Xerox owned approximately 26% of the Company's outstanding common shares as of March 31, 1997. Management believes that the revenues, gross profit and costs and expenses relating to transactions with Xerox are indicative of amounts which would have been incurred or realized from nonrelated parties. The decrease in both indirect channel revenues and revenues from Xerox as a percent of license revenues is due to one large direct sale recorded during the quarter ended March 31, 1997 which was equal to 45% of license revenues for the quarter. Excluding this direct sale, revenues from all indirect channel partners and from Xerox would have been 32% and 17% for the period ending March 31, 1997, respectively. Revenues from indirect partners including Xerox for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that Xerox or the Company's other indirect channel partners will elect or be able to continue to market or support EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners.

     International revenues represented 15% and 26% of license revenues for the three months ended March 31, 1997 and 1996, respectively. The decrease in international revenues as a percent of license revenues for the three months ended March 31, 1997 is due to one large domestic sale recorded during the quarter ended March 31, 1997 which was equal to 45% of license revenues for the quarter. Excluding this direct sale, international revenues would have been 21% of licenses revenue for the three months ending March 31, 1997. A significant portion of the international revenues are derived from the Company's indirect channel partners, which include Xerox. International revenues are subject to significant variations. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus the percentages discussed herein represent where licenses were sold, and may or may not represent where they are used. As a result, the Company believes that period to period comparison of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's direct international sales are primarily denominated in United States dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition.

     COST OF REVENUES
     ----------------

     Cost of license revenues consists primarily of the royalties paid to third-party vendors and product costs such as packaging, documentation, production and freight. Cost of license revenues decreased by 23% to $386,000 for the three months ended March 31, 1997 from $503,000 for the three months ended March 31, 1996, representing 3% and 7% of license revenues for the three months ended March 31, 1997 and 1996, respectively. The decrease in cost of license revenues and the decrease in costs of license revenues as a percentage of license revenues was principally related to a decrease in the number of shipments requiring royalty payments due to the fact that 45% of the Company's license revenue was attributable to one customer. The Company expects that the cost of license revenues will increase in dollar amount and may increase as a percentage of revenues for the remainder of the year.

     Cost of service revenues consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of service revenues increased by 112% to $2.5 million for the three months ended March 31, 1997 from $1.2 million for the three months ended March 31, 1996, representing 63% and 69% of related service revenues for the three months ended March 31, 1997 and 1996, respectively. The increase in cost of service revenue was a result of increased personnel-related costs as the Company expanded its customer support and training operations to support its increased installed customer base in both the US and Europe, as well as payments to third parties for providing support and consulting services. The Company expects that the cost of services revenues will increase in dollar amount for the remainder of the year in order to support and service the growing installed base of customers.

     OPERATING EXPENSES
     ------------------

     Sales and marketing.  Sales and marketing expenses consist primarily of
     -------------------
salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 81% to $7.3 million for the three months ended March 31, 1997 from $4.0 million for the three months ended March 31, 1996, representing 48% and 46% of total revenues for the three months ended March 31, 1997 and 1996, respectively. The increase in dollar amount and the increase as a percentage of revenues was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including increasing the number of sales teams during the quarter and increasing the number of marketing programs. The Company expects that sales and marketing expenses will increase in dollar amount for the remainder of the year, in order to drive the Company's anticipated revenue growth.

     Research and development.  Research and development expenses consist
     ------------------------
primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 49% to $2.3 million for the three months ended March 31, 1997 from $1.5 million for the three months ended March 31, 1996, representing 15% and 18% of total revenues for the three months ended March 31, 1997 and 1996, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. The decrease in research and development as a percentage of revenue is due primarily to the Company's strategic decision to increase the level of investment in sales and marketing activities. Accounting Standards No. 86 ("SFAS 86") requires the capitalization of software development costs once technological feasibility is established. To date, the software development costs qualifying for capitalization have been insignificant, and as a result, no software development costs have been capitalized. The Company expects research and development expenses will increase in dollar amount for the remainder of the year in order to support increased development efforts to both existing products and new products.

     General and administrative.  General and administrative expenses consist
     --------------------------
primarily of personnel costs for finance, management information systems, human resources and general management as well as outside professional services. General and administrative expenses increased by 36% to $1.3 million for the three months ended March 31, 1997 from $959,000 for the three months ended March 31, 1996, representing 9% and 11% of total revenues for the three months ended March 31, 1997 and 1996, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The decrease in spending as a percentage of revenues is primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The Company expects general and administrative expenses to increase in dollar amount for the remainder of the year in order to support the growing needs of the Company.

     INTEREST AND OTHER INCOME, NET
     ------------------------------

     Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses and interest expense. Interest and other income, net increased 32% to $445,000 for the three months ended March 31, 1997 from $338,000 for the three months ended March 31, 1996. The increase in dollar amount is primarily due to interest income earned on higher cash balances. To date, the Company's international sales have been generally denominated in US dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-US denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

     PROVISION FOR INCOME TAXES
     --------------------------

         The provision for income taxes reflects the estimated annualized effective tax rate of 35% applied to earnings for the three months ended March 31, 1997 and March 31, 1996. In accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. At March 31, 1997 the Company has valued its deferred tax assets at $1.3 million which is comprised of reserves not deductible for tax purposes. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1993, the Company has financed its operations primarily through the sale of stock and through cash generated from operations. In February 1996, the Company completed its initial public offering of common stock, and its common stock began trading on the Nasdaq National Market under the symbol DCTM. Through the offering, the Company sold 2,058,000 shares of its common stock, and received net proceeds of approximately $45 million cash.

     The Company's cash and investments totaled $57.5 million at March 31, 1997 representing 73% of total assets. The Company has invested the Company's cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short term and long term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

     Net cash provided by operating activities was $6.7 million and $1.6 million for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, the cash generated by operations was primarily attributable to net income of $1.1 million, growth in accrued liabilities of $927,000 and deferred revenue of $2.2 million, offset by the decrease in accounts receivable of $2.6 million. For the three months ended March 31, 1997, capital expenditures of $1.2 million were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

     The Company has a current line of credit facility which allows for borrowings of up to $5.0 million at the bank's prime rate. This facility expires in November, 1997 and the Company presently anticipates that it will be able to renew the line of credit. At March 31, 1997, the Company had no outstanding borrowings under its line of credit.

     At March 31, 1997, the Company had $324,000 outstanding under a term note payable to a bank. The balance of the term note is repayable in 7 equal monthly payments of approximately $41,000 together with interest at the Bank's prime rate plus 0.75%. The Company also had $339,000 outstanding under a second term note payable to a bank. The balance of the term note is repayable in 20 equal monthly payments of approximately $16,000 together with interest at the Bank's prime rate plus 0.50%. Subsequent to the end of the quarter, the Company paid in full the balance outstanding on both term notes.

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

     The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. The Company has no current commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

FACTORS  THAT MAY AFFECT FUTURE RESULTS

     In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


     Uncertainty of Future Operating Results; Fluctuations in Quarterly
     ------------------------------------------------------------------
Operating Results.  Prior growth rates in the Company's revenue and operating
-----------------
results should not be considered indicative of future growth, if any, or of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may be affected by such trends in the future. A relatively small number of end user customers account for a significant percentage of the Company's revenues. The Company expects that sales of its products to a limited number of customers and industry segments will continue to account for a high percentage of revenue for the foreseeable future. The Company's sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly results of the Company. Moreover, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically six to twelve months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede increased revenues, the Company's operating results would be materially adversely affected. As a result of these factors, operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     Lengthy Sales and Implementation Cycles.  The license of the Company's
     ---------------------------------------
software products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle (typically between six and twelve months) to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. Additionally, the size of the transaction and the complexity of the arrangement can also cause delays in the sales cycle. Additionally, the implementation by customers of the Company's products involves a significant commitment of resources by such customers over an extended period of time and is commonly associated with substantial reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter. Therefore, the Company believes that its quarterly operating results are likely to vary in the future.

     Risk of Product Defects.  Software products as complex as those offered by
     -----------------------
the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contain defects, and has discovered software errors in certain of its new products and enhancements after their introduction. The Company could in the future lose or delay recognition of revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the general market for software products. Although the Company's business has not been adversely affected by any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

   End User Customer and Industry Concentration.  A relatively small number of
   --------------------------------------------
end user customers account for a significant percentage of the Company's revenues. The Company expects that sales of its products to a limited number of customers and industry segments will continue to account for a high percentage of revenue for the foreseeable future. In addition, the future success of the Company will depend on its ability to obtain orders from new customers and its ability to successfully market its products in industries other than the pharmaceutical industry. The loss of a major customer or any reduction or delay in orders by such customers, or the failure of the Company to successfully market its products outside existing targeted industry segments would have a material adverse effect on the Company's business, operating results and financial condition.

     Reliance on Certain Relationships.  The Company has established strategic
     ---------------------------------
relationships with a number of organizations that it believes are important to its worldwide sales, marketing, support and development activities. The Company's relationships with indirect channel partners and other consultants provide marketing and sales opportunities for the Company's direct sales force, expand the distribution of its products and broaden its product offerings through product bundling. The Company's relationships with its technology partners provide its customers with integrated product solutions, updates and enhancements to third party products used in conjunction with the Company's products, and changes in customer requirements or emerging industry standards. There can be no assurance that any systems integrator or distributor will continue to market or to resale the Company's products or that the Company will be successful in maintaining relationships that assist the Company in keeping pace with the technological and marketing developments of major vendors, and in certain instances, provide the Company with technical assistance for the Company's product development efforts. The failure by the Company to maintain these relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, operating results and financial condition.

     New Products and Rapid Technological Change.  The document management
     -------------------------------------------
software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and emerging industry standards. Moreover, the Company has in the past experienced delays in the release dates of enhancements to its EDMS products. If release dates of any future EDMS enhancements are delayed or, if when released, fail to achieve market acceptance, the Company's business, operating results and financial condition could be materially adversely affected.

     Dependence on Emerging Markets.  The client/server application software
     ------------------------------
market is a relatively new market and is intensely competitive, highly fragmented and subject to rapid change. The Company markets its products solely to customers who have migrated their enterprise computing systems to client/server computing environments. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments. There can be no assurance that the client/server market will maintain its current level of growth or continue to grow at all. If the client/server market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

     In addition, the commercial market for products and services designed for use with the Internet, corporate intranets and the World Wide Web has only recently begun to develop, and the success of the Company's products may depend, in part, on their continued compatibility with the Internet, corporate intranets and the World Wide Web. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of the Company's products and services and the continued introduction of new products and services.

     Intense Competition.  The market for the Company's products is intensely
     -------------------
competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as Saros, a FileNet Company, PC DOCS, Novasoft, OpenText, Metaphase and Lotus Notes. Several of these competitors have longer operating histories, significantly greater name recognition, installed base of customers, financial, technical, marketing and other resources than the Company.

     It is also possible that new and emerging competitors such as Oracle, Microsoft, or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

     Management of Growth; Dependence Upon Key Personnel.  The Company's ability
     ---------------------------------------------------
to compete effectively and to manage future anticipated growth, will require the Company to expand, train and manage its employee work force. The Company's plans include hiring a significant number of highly-qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract assimilate or retain such key employees which could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Proprietary Technology; Risks of Infringement.  The Company's
     -----------------------------------------------------------
success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurances that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which would adversely affect the Company's business, operating results and financial condition.

     International Operations.  The Company's sales are primarily to large
     ------------------------
multinational companies. To service the needs of such companies, both domestically and internationally, the Company and its support partners must provide worldwide product support services. As a result, the Company intends to continue expanding its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. The Company opened an office in London in April 1994, in Frankfurt in December 1994, in Paris in November 1994 and in Munich in October 1996. In 1996, the Company established its own European technical support operation, located in the London office. In order to successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and develop relationships with additional international vendors. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.

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

     Product Liability.  The Company's license agreements with its customers
     -----------------
typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     Control By Existing Stockholders.  The Company's executive officers,
     --------------------------------
directors and affiliated entities together beneficially own approximately 40% of the outstanding shares of Common Stock as of March 31, 1997. In particular, Xerox owned approximately 26% of the outstanding shares of Common Stock. As a result, these stockholders are effectively able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock or changes in the control of the Company unless the terms are approved by such stockholders.

     Possible Volatility of Stock Price.  The trading price of the Company's
     ----------------------------------
Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

     Effect of Certain Charter Provisions: Antitakeover Effects of Certificate
     -------------------------------------------------------------------------
of Incorporation, Bylaws and Delaware Law.  The Company's Board of Directors has
-----------------------------------------
the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue any shares of Preferred Stock. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation, including provisions that create a classified board of directors, and certain provisions of the Company's Amended and Restated Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   (1)3.1    Registrant's Amended and Restated Certificate of
             Incorporation.
   (2)3.2    Registrant's Amended and Restated Bylaws.
      4.1    Reference is made to Exhibits 3.1 and 3.2
   (2)4.2    Specimen stock certificate
   (2)4.3    Amended and Restated Investor Rights Agreement, dated September 20,
             1994, between the Registrant and certain investors.
  (2)10.1    Registrant's 1993 Equity Incentive Plan, as amended.
  (2)10.2    Form of Incentive Stock Option under the Equity Incentive Plan.
  (2)10.3    Form of Nonstatutory stock Option under the Equity Incentive Plan.
  (2)10.4    Form of Early Exercise Stock Purchase Agreement.
  (1)10.5    Registrant's Employee Stock Purchase Plan, as amended.
  (2)10.6    Registrant's 1995 Non-Employee Directors' Stock Option Plan.
  (2)10.7    Form of Indemnity Agreement between the Registrant and its officers and directors.
  (2)10.8    Industrial Real Estate Lease, dated June 9, 1995, between the
             Registrant and Sunol Center
             Associates.
  (2)10.9    Letter Agreement, dated July 27, 1993, between the Registrant and
             Jeffrey A. Miller.
  (2)10.10   Business Loan Agreement, dated December 23, 1993, between the
             Registrant and Silicon Valley
             Bank.
  (2)10.11   Promissory Note and Loan modification Agreement, dated October 21,
             1994 between the Registrant and Silicon Valley Bank.
  (2)10.12   Loan Modification Agreement, dated July 27, 1995, between the
             Registrant and Silicon Valley Bank.
Y(2)10.13    International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.
Y(2)10.14    Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.
  (2)10.15   Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.
  (2)10.16   Promissory Note and Loan Modification Agreement, dated
             November 10, 1995, between the Registrant and Silicon Valley Bank.
Y(3)10.17    Services Partner Agreement, dated April 1, 1996, between the
             Registrant and Xerox Corporation.
  (4)10.18   Registrant's 1996 Non-Officer Equity Incentive Plan.
  (5)10.19   Letter of Agreement, dated December 9, 1996 between the Registrant and Mark S. Garrett.
  (5)10.20   Lease agreement between Registrant and Britannia Hacienda IV
             Limited Partnership.
     11.1    Statement Regarding computation of Earnings Per Share.
  (2)22.1    List of Subsidiaries of Registrant.
     27.1    Financial Data Schedule.
--------
 Y   Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

        (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED MARCH 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DOCUMENTUM, INC.
                               (Registrant)



Date: May 9, 1997              By: /s/  Mark S. Garrett
                                 ----------------------
                               Mark S. Garrett
                               Vice President, and Chief Financial Officer,
                               (Duly Authorized Officer and Principal Financial
                               Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   (1)3.1    Registrant's Amended and Restated Certificate of
             Incorporation (2)3.2 Registrant's Amended and Restated Bylaws.
      4.1    Reference is made to Exhibits 3.1 and 3.2
   (2)4.2    Specimen stock certificate
   (2)4.3    Amended and Restated Investor Rights Agreement, dated September 20,
             1994, between the Registrant and certain investors.
  (2)10.1    Registrant's 1993 Equity Incentive Plan, as amended.
  (2)10.2    Form of Incentive Stock Option under the Equity Incentive Plan.
  (2)10.3    Form of Nonstatutory stock Option under the Equity Incentive Plan.
  (2)10.4    Form of Early Exercise Stock Purchase Agreement.
  (1)10.5    Registrant's Employee Stock Purchase Plan, as amended.
  (2)10.6    Registrant's 1995 Non-Employee Directors' Stock Option Plan.
  (2)10.7    Form of Indemnity Agreement between the Registrant and its officers and directors.
  (2)10.8    Industrial Real Estate Lease, dated June 9, 1995, between the
             Registrant and Sunol Center
             Associates.
  (2)10.9    Letter Agreement, dated July 27, 1993, between the Registrant and
             Jeffrey A. Miller.
  (2)10.10   Business Loan Agreement, dated December 23, 1993, between the
             Registrant and Silicon Valley
             Bank.
  (2)10.11   Promissory Note and Loan modification Agreement, dated October 21,
             1994 between the Registrant and Silicon Valley Bank.
  (2)10.12   Loan Modification Agreement, dated July 27, 1995, between the
             Registrant and Silicon Valley Bank.
Y(2)10.13    International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.
Y(2)10.14    Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.
  (2)10.15   Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.
  (2)10.16   Promissory Note and Loan Modification Agreement, dated
             November 10, 1995, between the Registrant and Silicon Valley Bank.
Y(3)10.17    Services Partner Agreement, dated April 1, 1996, between the
             Registrant and Xerox Corporation.
  (4)10.18   Registrant's 1996 Non-Officer Equity Incentive Plan.
  (5)10.19   Letter of Agreement, dated December 9, 1996 between the Registrant and Mark S. Garrett.
  (5)10.20   Lease agreement between Registrant and Britannia Hacienda IV
             Limited Partnership.
     11.1    Statement Regarding computation of Earnings Per Share.
  (2)22.1    List of Subsidiaries of Registrant.
     27.1    Financial Data Schedule.
--------
 Y   Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.