Form 10-Q
period 1997-06-30
DOCUMENTUM INC
filed 1997-08-14
CIK 930885

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  June 30, 1997
                                              -------------

                                       OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


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

                                 Yes [X]     No [_]

     The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 14,281,341 on July 31, 1997.

===============================================================================

                                   FORM 10-Q
                                     INDEX

                                                                     Page
                                                                    Number
PART I.          FINANCIAL INFORMATION

     Item 1.     Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as
                 of June 30, 1997 and December 31, 1996.............   3

                 Condensed Consolidated Statements of
                 Operations for the three and six months ended
                 June 30, 1997 and 1996.............................   4

                 Condensed Consolidated Statements of
                 Cash Flows for the six months ended
                 June 30, 1997 and 1996.............................   5

                 Notes to Condensed Consolidated
                 Financial Statements...............................   6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.........................................   7


PART II.         OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of
                 Security Holders...................................  16

     Item 6.     Exhibits and Reports on Form 8-K...................  17

Signature        ...................................................  18

Exhibit Index    ...................................................  19

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                                DOCUMENTUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                          JUNE 30,     DECEMBER 31,
                                                                            1997          1996
                                                                          --------     ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                $ 9,033       $ 5,369
   Short-term investments                                                    46,857        46,803
   Accounts receivable, net of allowances of $860 and $1,069 (including
    $1,791 and $737 receivable from a stockholder and its affiliates)        11,986        13,531
   Other current assets                                                       2,133         1,519
                                                                            -------       -------
     Total current assets                                                    70,009        67,222

Property and equipment, net                                                   9,149         6,339
Other assets                                                                  1,473         1,383
                                                                            -------       -------
                                                                            $80,631       $74,944
                                                                            =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 2,532       $ 1,488
   Accrued liabilities                                                        8,982         8,124
   Deferred revenue                                                           6,077         4,956
   Current portion of long term obligations                                     142           833
                                                                            -------       -------
     Total current liabilities                                               17,733        15,401
                                                                            -------       -------

Long term obligations, less current portion                                      --           211
                                                                            -------       -------

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000 shares authorized
   Common stock, $0.001 par value; 35,000 shares authorized;
    14,258 and 14,187 shares issued and outstanding                              14            14
   Additional paid-in capital                                                62,479        61,450
   Cumulative translation adjustment                                             16            43
   Retained earnings/(accumulated deficit)                                      389        (2,175)
                                                                            -------       -------
     Total stockholders' equity                                              62,898        59,332
                                                                            -------       -------
                                                                            $80,631       $74,944
                                                                            =======       =======

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                   -----------------------          -----------------------
                                                     1997           1996              1997           1996
                                                   --------       --------          --------       --------
Revenues:
 Licenses (including $919, $1,609, $1,932 and
  $3,322 from a stockholder and its affiliates)     $12,007       $ 7,653           $23,069        $14,641
 Services                                             5,303         2,554             9,278          4,248
                                                    -------       -------           -------        -------
  Total revenues                                     17,310        10,207            32,347         18,889
                                                    -------       -------           -------        -------
Cost of revenues:
 Licenses                                               411           418               797            921
 Services                                             2,911         1,744             5,401          2,920
                                                    -------       -------           -------        -------
  Total cost of revenues                              3,322         2,162             6,198          3,841
                                                    -------       -------           -------        -------

Gross profit                                         13,988         8,045            26,149         15,048
                                                    -------       -------           -------        -------
Operating expenses:
 Sales and marketing                                  8,613         4,584            15,898          8,606
 Research and development                             2,563         1,788             4,861          3,329
 General and administrative                           1,197           918             2,501          1,877
                                                    -------       -------           -------        -------
  Total operating expenses                           12,373         7,290            23,260         13,812
                                                    -------       -------           -------        -------

Income from operations                                1,615           755             2,889          1,236
                                                    -------       -------           -------        -------

Interest and other income, net                          552           579               997            917
                                                    -------       -------           -------        -------
Income before income tax provision                    2,167         1,334             3,886          2,153

Provision for income taxes                             (720)         (467)           (1,322)          (754)
                                                    -------       -------           -------        -------
Net income                                          $ 1,447       $   867           $ 2,564        $ 1,399
                                                    =======       =======           =======        =======

Net income per share                                $  0.10       $  0.06           $  0.17        $  0.10

Shares used to compute net income per share          14,805        14,938            14,843         14,535

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                             FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ------------------------
                                                                               1997            1996
                                                                             --------        --------
Cash flows from operating activities:
 Net income                                                                   $  2,564       $  1,399
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                 1,496            870
   Provision for doubtful accounts                                                (146)            24

   Changes in assets and liabilities:
    Accounts receivable                                                          1,692           (659)
    Other current assets and other assets                                         (705)          (358)
    Accounts payable                                                             1,044            340
    Accrued liabilities                                                            859            305
    Deferred revenue                                                             1,120          1,255
                                                                              --------       --------
 Net cash provided in operating activities                                       7,924          3,176
                                                                              --------       --------
Cash flows from investing activities
 Purchases of short-term investments                                           (31,387)       (44,349)
 Sales of investments                                                           31,333              -
 Purchases of property and equipment                                            (4,305)        (2,230)
                                                                              --------       --------
 Net cash used by investing activities                                          (4,359)       (46,579)
                                                                              --------       --------
Cash flows from financing activities
 Issuance of common stock                                                        1,028         45,772
 Proceeds from term loan                                                            --            387
 Repayments on capital lease obligations                                          (125)          (128)
 Repayment on term loan                                                           (777)          (243)
                                                                              --------       --------
 Net cash provided by financing acitivities                                        126         45,788
                                                                              --------       --------
Effect of exhange rate on changes in cash                                          (27)             3
                                                                              --------       --------
Net increase in cash and cash equivalents                                        3,664          2,388
Cash and cash equivalents at beginning of period                                 5,369          5,978
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $  9,033       $  8,366
                                                                              ========       ========
Supplemental schedule of noncash transactions
  Conversion of preferred stock to common stock                                     --         13,391

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1 Basis of Presentation
  ---------------------

  The unaudited condensed consolidated financial statements of Documentum, Inc. ("Documentum" or the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1996 Annual Report on Form 10-K. The consolidated results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

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

3 Recent Accounting Pronouncements
  --------------------------------

Effective for both interim and annual financial statements for periods ending after December 15, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which replaces primary earnings per share computed in accordance with APB Opinion 15 with a new and simpler calculation called Basic Earnings Per Share and Diluted Earnings Per Share. Basic Earnings Per Share will be calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted Earnings Per Share is calculated by dividing income available to common stockholders by the assumed conversion of all potentially dilutive securities under the treasury stock method. The adoption of SFAS 128 would not have a material impact on the Company's earnings per share for the quarter ended June 30, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in 1997 and does not expect such adoption to have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

4 Accrued Expense and Other Current Liabilities
  ---------------------------------------------

                                             (IN THOUSANDS)
                                        JUNE 30,     DECEMBER 31,
                                          1997          1996
                                        --------     ------------

    Compensation and related benefits     3,480         3,617
    Taxes                                 1,762         1,103
    Other                                 3,740         3,404
                                          -----         -----
                                          8,982         8,124
                                          =====         =====

                                DOCUMENTUM, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


The discussion in this Form 10-Q contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the captions "Risk Factors" in the Company's 1996 annual report on Form 10-K and "Factors that may Affect Future Results" in the Company's quarterly report on Form 10-Q for the three months ended March 31, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


OVERVIEW

  Documentum, which was formed in 1990, provides object-oriented, client/server software solutions that enable large organizations to effectively manage and optimize the use of their unstructured business-critical information. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of EDMS products and related services. In the first half of 1997, the Company introduced DocSolution for standard operating procedures (SOPs), a consulting services offering consisting of a framework of predefined document type, workflows and business rules, and implementation services tailored to the specific challenges of SOP management. Also during the first half of 1997, the Company announced new strategic partnerships with PeopleSoft and Infinity Financial Technology, Inc. to provide document management capabilities for PeopleSoft's and Infinity's products. In addition, the Company introduced and shipped Documentum DocLink for SAP's R/3, a bi-directional interface designed to provide seamless integration between Documentum's Enterprise Document Management System (EDMS) and SAP's R/3. Moreover, Documentum, Adobe Systems Incorporated and Cornerstone Imaging announced a technology integration to develop complete solutions for capturing and managing large volumes of paper documents using corporate Intranets, the World Wide Web and traditional client/server information systems. Furthermore, the Company introduced and shipped Documentum's DocPage Server and WorkSpace products in a localized Kanji version. Additionally the Company expanded its sales efforts in the Asia-Pacific region. The Company expects that EDMS-related revenue will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                 JUNE 30,
                                        ----------------         ----------------
                                         1997      1996           1997      1996
                                        ------    ------         ------    ------
Revenues:
 Licenses                                69.4%     75.0%          71.3%     77.5%
 Services                                30.6%     25.0%          28.7%     22.5%
                                        -----     -----          -----     -----
  Total revenues                        100.0%    100.0%         100.0%    100.0%
                                        -----     -----          -----     -----
Cost of revenues:
 Licenses                                 2.4%      4.1%           2.5%      4.9%
 Services                                16.8%     17.1%          16.7%     15.5%
                                        -----     -----          -----     -----
  Total cost of revenues                 19.2%     21.2%          19.2%     20.4%
                                        -----     -----          -----     -----
Gross profit                             80.8%     78.8%          80.8%     79.6%
                                        -----     -----          -----     -----
Operating expenses:
 Sales and marketing                     49.8%     44.9%          49.1%     45.6%
 Research and development                14.8%     17.5%          15.0%     17.6%
 General and administrative               6.9%      9.0%           7.7%      9.9%
                                        -----     -----          -----     -----
  Total operating expenses               71.5%     71.4%          71.8%     73.1%
                                        -----     -----          -----     -----
Income from operations                    9.3%      7.4%           9.0%      6.5%
                                        -----     -----          -----     -----
Interest and other income, net            3.2%      5.7%           3.1%      4.9%
                                        -----     -----          -----     -----
Income before income tax provision       12.5%     13.1%          12.1%     11.4%

Provision for income taxes               (4.2%)    (4.6%)         (4.1%)    (4.0%)
                                        -----     -----          -----     -----
Net income                                8.3%      8.5%           8.0%      7.4%
                                        =====     =====          =====     =====

  REVENUES

  The Company's revenues are derived from the sale perpetual licenses for its document management software and related services, which include maintenance and support, training and consulting services. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is deferred until the obligation has been satisfied. Allowances for estimated future returns are provided upon shipment. Annual maintenance and support revenues are recognized for providing ongoing support and product updates and are recognized ratably over the term of the contract. Renewals of maintenance contracts are recorded when collectibility is deemed probable. Revenues from training and consulting are recognized when the services are performed and collectibility is deemed probable.

     License revenues increased by 57% to $12.0 million for the three months ended June 30, 1997 from $7.7 million for the three months ended June 30, 1996, and increased 58% to $23.1 million for the six months ended June 30, 1997 from $14.6 million for the six months ended June 30, 1996. The growth in license revenues was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as the growing number of customers who have purchased large quantities of product licenses, and the expansion of the Company's sales organization. During the quarter ended June 30, 1997, a single sale to one customer accounted for 25% or $3.0 million of total license revenues for the three months ended June 30,

1997. During the first half of 1997 a sale of $5.0 million to a customer accounted for 22% of total license revenues and the sale of $3.0 million to a customer accounted for 13% of total license revenues for the six months ended June 30, 1997. For the three months ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996, license revenues from Xerox and certain Xerox affiliates ("Xerox"), acting as systems integrators, a VAR and a distributor for the Company's products, accounted for 8%, 21%, 8% and 23% of total license revenues respectively. Although the Company's customer base has grown as revenues have increased, a relatively small number of end user customers have historically accounted for a significant percentage of the Company's revenues, particularly on a quarterly basis, as noted above. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition.

     Service revenue increased 108% to $5.3 million for the three months ended June 30, 1997 from $2.6 million for the three months ended June 30, 1996, and increased 118% to $9.3 million for the six months ended June 30, 1997 from $4.2 million for the six months ended June 30, 1996. The growth in both service revenue dollars and in service revenues as a percent of total revenues was attributable to increased demand for services, larger installed base of customers receiving ongoing maintenance, delayed maintenance contract renewals, training and support services, and increases in the Company's professional services consulting staff.

  The Company markets its products through its direct sales force and its indirect channel partners. Historically, the Company has generated the majority of its revenues from its direct sales force. However, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of system integrators and distributors. Revenues from all indirect channel partners comprised 30% and 43% of license revenues for the three months ended June 30, 1997 and 1996, respectively, and 24% and 38% of license revenues for the six months ended June 30, 1997 and 1996, respectively. License revenues from indirect channels include revenues from Xerox. License revenues from Xerox acting in its role as an indirect channel partner represented 8% and 21% of license revenues for the three months ended June 30, 1997 and 1996, respectively, and 8% and 23% of license revenues for the six months ended June 30, 1997 and 1996, respectively. The decrease in both indirect channel revenues and revenues from Xerox as a percentage of license revenues is due to two large direct sales during the six months ended June 30, 1997. Xerox owned approximately 23% of the Company's outstanding common shares as of July 31, 1997. Management believes that the revenues, gross profit and costs and expenses relating to transactions with Xerox are indicative of amounts which would have been incurred or realized from nonrelated parties. Revenues from indirect partners including Xerox for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that Xerox or the Company's other indirect channel partners will elect or be able to continue to market or support EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners.

  International revenues represented 36% and 25% of license revenues for the three months ended June 30, 1997 and 1996, respectively, and 26% and 26% for the six months ended June 30, 1997 and 1996, respectively. A significant portion of the international revenues are derived from the Company's indirect channel partners, which include Xerox. International revenues are subject to significant variations. In the first half of 1997, the Company expanded sales efforts in the Asia-Pacific region and as a result, recognized revenue related to the Asia-Pacific region during the three months ended June 30, 1997. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus the percentages discussed herein represent where licenses were sold, and may or may not represent where they are used. As a result, the Company believes that period to period comparison of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's direct international sales are primarily denominated in United States dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition.

  COST OF REVENUES

  Cost of license revenues consists primarily of the royalties paid to third-party vendors and product costs such as packaging, documentation, production and freight. Cost of license revenues decreased by 2% to $411,000 for the three months ended June 30, 1997 from $418,000 for the three months ended June 30, 1996, and decreased by 13% to $797,000 for the six months ended June 30, 1997 from $921,000 for the six months ended June 30, 1996, representing 3% and 6% of license revenues for the three months ended June 30, 1997 and 1996, respectively, and 4% and 6% of license revenue for the six months ended June 30, 1997 and 1996, respectively. The decrease in cost of license revenues and the decrease in costs of license revenues as a percentage of license revenues was principally related to a decrease in the number of shipments requiring royalty payments, and fixed royalty fees, which have remained constant as revenue increased. The Company expects that the cost of license revenues will increase in dollar amount for the remainder of the year.

  Cost of service revenues consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of service revenues increased by 67% to $2.9 million for the three months ended June 30, 1997 from $1.7 million for the three months ended June 30, 1996, and increased by 85% to $5.4 million for the six months ended June 30, 1997 from $2.9 million for the six months ended June 30, 1996, representing 55% and 68% of related service revenues for the three months ended June 30, 1997 and 1996, respectively, and 58% and 69% for the six months ended June 30, 1997 and 1996, respectively. The increase in cost of service revenue was a result of increased personnel-related costs as the Company expanded its customer support and training operations to support its increased installed customer base in both the US and Europe, as well as payments to third parties for providing consulting services. The decrease in spending as a percentage of service revenues is primarily due to economies of scale realized as certain expenses such as technical support grew proportionately less than maintenance revenues. The Company expects that the cost of services revenues will increase in dollar amount for the remainder of the year in order to support and service the growing installed base of customers.

  OPERATING EXPENSES

  Sales and marketing.   Sales and marketing expenses consist primarily of
  -------------------
salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 88% to $8.6 million for the three months ended June 30, 1997 from $4.6 million for the three months ended June 30, 1996, and increased by 85% to $15.9 million for the six months ended June 30, 1997 from $8.6 million for the six months ended June 30, 1996, representing 50% and 45% of total revenues for the three months ended June 30, 1997 and 1996, respectively, and 49% and 46% of total revenues for the six months ended June 30, 1997 and 1996, respectively. The increase in dollar amount and the increase as a percentage of revenues was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including increasing the number of sales teams during the quarter and increasing the number of marketing programs. The Company expects that sales and marketing expenses will increase in dollar amount for the remainder of the year, in order to drive the Company's anticipated revenue growth.

  Research and development.   Research and development expenses consist
  ------------------------
primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 43% to $2.6 million for the three months ended June 30, 1997 from $1.8 million for the three months ended June 30, 1996, and increased by 46% to $4.9 million for the six months ended June 30, 1997 from $3.3 million for the six months ended June 30, 1996, representing 15% and 18% of total revenues for the three months ended June 30, 1997 and 1996, respectively, and 15% and 18% of total revenues for the six months ended June 30, 1997 and 1996, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. The decrease in research and development as a percentage of revenue is due primarily to the Company's strategic decision to increase the level of investment in sales and marketing activities. The Company expects research and development expenses will increase in dollar amount for the remainder of the year in order to support increased development efforts to both existing products and new products.

  General and administrative.   General and administrative expenses consist
  --------------------------
primarily of personnel costs for finance, management information systems, human resources and general management as well as outside professional services. General and administrative expenses increased by 30% to $1.2 million for the three months ended June 30, 1997 from $918,000 for the three months ended June 30, 1996, and increased by 33% to $2.5 million for the six months ended June 30, 1997 from $1.9 million for the six months ended June 30, 1996, representing 7% and 9% of total revenues for the three months ended June 30, 1997 and 1996, respectively, and 8% and 10% of total revenues for the six months ended June 30, 1997 and 1996, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The decrease in spending as a percentage of revenues is primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The Company expects general and administrative expenses to increase in dollar amount for the remainder of the year in order to support the growing needs of the Company.

  INTEREST AND OTHER INCOME, NET

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses and interest expense.
Interest and other income, net decreased 5% to $552,000 for the three months ended June 30, 1997 from $579,000 for the three months ended June 30, 1996 and increased 9% to $997,000 for the six months ended June 30, 1997 from $917,000 for the six months ended June 30, 1996. To date, the Company's international sales have been generally denominated in US dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-US dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.


  PROVISION FOR INCOME TAXES

     The provision for income taxes reflects the estimated annualized effective tax rate of 34% applied to earnings for the six months ended June 30, 1997 and 35% to earnings for the six months ended June 30, 1996. During the three months ended June 30, 1997, the Company reduced its estimated annualized effective tax rate from 35% to 34% due to the establishment of a foreign sales corporation and a shift to tax free investments. In accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. At June 30, 1997 the Company has valued its deferred tax assets at $1.3 million which is comprised of reserves not deductible for tax purposes. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

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

  The Company's cash and investments totaled $55.9 million at June 30, 1997 representing 69% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short term and long term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

  Net cash provided by operating activities was $7.9 million and $3.2 million for the six months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, the cash generated by operations was primarily attributable to net income of $2.6 million, a decrease in accounts receivable of $1.7 million, growth in accounts payable of $1.0 million and growth in deferred revenue of $1.1 million. For the six months ended June 30, 1997, capital expenditures of $4.3 million were primarily for computer equipment and software, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion.

  The Company currently has a line of credit facility which allows for borrowings of up to $5.0 million at the bank's prime rate. This facility expires in November, 1997 and the Company presently anticipates that it will be able to renew the line of credit. At June 30, 1997, the Company had no outstanding borrowings under its line of credit. During the quarter ended June 30, 1997, the Company paid $600,000 to eliminate the two existing term notes relating to equipment financing.

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

  The Company believes that its existing cash balances, combined with available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments in such businesses, products or technologies.

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

  Intense Competition. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as FileNet, PC DOCS, Novasoft, OpenText, Metaphase and Lotus Notes. Several of these competitors have longer operating histories, significantly greater name recognition, installed base of customers, financial, technical, marketing and other resources than the Company.

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

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's annual meeting of stockholders was held on May 8, 1997 (the "Annual Meeting").

(c)  The following matters were voted upon at the Annual Meeting:

     (i) The first matter related to the election of two director nominees, Kathryn C. Gould and Edward J. Zander as directors of the Company to serve until the 2000 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

     Name                For         Withheld
     ----                ---         --------

     Kathryn C. Gould    12,353,506    44,659
     Edward J. Zander    12,353,806    44,359

     (ii) The second matter related to the approval of an amendment to the Company's 1993 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 900,000 shares and to add provisions with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended. 8,210,550 votes were cast for approval, 2,822,636 votes were cast against approval, and there were 9,646 abstentions and 1,355,333 broker non-votes.

     (iii) The third matter related to the approval of an amendment to the Company's 1995 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 100,000 shares. 10,362,101 votes were cast for approval, 694,477 votes were cast against approval, and there were 10,701 abstentions and 1,330,886 broker non-votes.

     (iv) The fourth matter related to the ratification of the appointment of Price Waterhouse LLP as independent auditors of the Company for its fiscal year ending December 31, 1997. 12,385,581 votes were cast for ratification, 6,964 votes were cast against ratification, and there were 5,620 abstentions.

Based on these voting results, each of the directors nominated was elected and the second, third and fourth matters were approved.

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

(b)   No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOCUMENTUM, INC.
                              (Registrant)



Date:  August 13, 1997        By:  /s/ Mark S. Garrett
                                  ----------------------
                              Mark S. Garrett
                              Vice President, and Chief Financial Officer,
                              (Duly Authorized Officer and Principal Financial
                              Officer)

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