Form 10-Q
period 1997-09-30
DOCUMENTUM INC
filed 1997-10-15
CIK 930885

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 0-27358

                               DOCUMENTUM, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                           95-4261421
       (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)



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

                                Yes [X] No [_]

  The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 14,405,865 on September 30,1997.

================================================================================

                                   FORM 10-Q
                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of September 30, 1997 and
           December 31, 1996.............................................    3
          Condensed Consolidated Statements of Operations for the three and
           nine months ended September 30, 1997 and 1996.................    4
          Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1997 and 1996.............................    5
          Notes to Condensed Consolidated Financial Statements...........    6
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    8
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K...............................   20
Signature................................................................   22
Exhibit Index............................................................   23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................    $ 8,915      $ 5,369
  Short-term investments............................     48,226       46,803
  Accounts receivable (including $633 and $737
   receivable from a stockholder and its
   affiliates), net of allowances of $1,145 and
   $1,069 ..........................................     15,705       13,531
  Other current assets..............................      4,013        1,519
                                                        -------      -------
    Total current assets............................     76,859       67,222
Property and equipment, net.........................      9,874        6,339
Other assets........................................        455        1,383
                                                        -------      -------
                                                        $87,188      $74,944
                                                        =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $ 2,388      $ 1,488
  Accrued liabilities...............................     12,415        8,124
  Deferred revenue..................................      6,905        4,956
  Current portion of long term obligations..........         77          833
                                                        -------      -------
    Total current liabilities.......................     21,785       15,401
                                                        -------      -------
Long term obligations, less current portion                 --           211
                                                        -------      -------
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000 shares
   authorized
  Common stock, $0.001 par value; 35,000 shares
   authorized; 14,406 and 14,187 shares issued and
   outstanding......................................         14           14
  Additional paid-in capital........................     62,995       61,450
  Cumulative translation adjustment.................        (22)          43
  Retained earnings (accumulated deficit)...........      2,416       (2,175)
                                                        -------      -------
    Total stockholders' equity......................     65,403       59,332
                                                        -------      -------
                                                        $87,188      $74,944
                                                        =======      =======

     See accompanying notes to condensed consolidated financial statements

                                DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       --------------------  ------------------
                                         1997       1996       1997      1996
                                       ---------  ---------  --------  --------
Revenues:
  Licenses (including $48, $700,
   $1,980 and $4,022 from a
   stockholder and its affiliates)...  $  14,215  $   9,127  $ 37,284  $ 23,768
  Services...........................      5,454      2,909    14,732     7,157
                                       ---------  ---------  --------  --------
    Total revenues...................     19,669     12,036    52,016    30,925
                                       ---------  ---------  --------  --------
Cost of revenues:
  Licenses...........................        678        476     1,475     1,397
  Services...........................      3,166      1,732     8,567     4,652
                                       ---------  ---------  --------  --------
    Total cost of revenues...........      3,844      2,208    10,042     6,049
                                       ---------  ---------  --------  --------
Gross profit.........................     15,825      9,828    41,974    24,876
                                       ---------  ---------  --------  --------
Operating expenses:
  Sales and marketing................      8,926      5,159    24,824    13,765
  Research and development...........      2,885      2,175     7,746     5,504
  General and administrative.........      1,407      1,074     3,908     2,951
                                       ---------  ---------  --------  --------
    Total operating expenses.........     13,218      8,408    36,478    22,220
                                       ---------  ---------  --------  --------
Income from operations...............      2,607      1,420     5,496     2,656
                                       ---------  ---------  --------  --------
Interest and other income, net.......        464        660     1,461     1,577
                                       ---------  ---------  --------  --------
Income before income tax provision...      3,071      2,080     6,957     4,233
Provision for income taxes...........     (1,044)      (728)   (2,366)   (1,482)
                                       ---------  ---------  --------  --------
Net income...........................  $   2,027  $   1,352  $  4,591  $  2,751
                                       =========  =========  ========  ========
Net income per share.................  $    0.14  $    0.09  $   0.31  $   0.19
Shares used to compute net income per
 share...............................     14,994     14,923    14,893    14,664


     See accompanying notes to condensed consolidated financial statements

                                DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                 FOR THE
                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $  4,591  $  2,751
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................    2,376     1,416
    Provision for doubtful accounts........................      302       141
    Changes in assets and liabilities:
      Accounts receivable..................................   (2,475)   (1,547)
      Other current assets and other assets................   (1,568)     (105)
      Accounts payable.....................................      900       509
      Accrued liabilities..................................    4,292     2,116
      Deferred revenue.....................................    1,949     1,701
                                                            --------  --------
  Net cash provided by operating activities................   10,367     6,982
                                                            --------  --------
Cash flows from investing activities
  Purchases of short-term investments......................  (46,568)  (82,265)
  Sales of investments.....................................   45,146    35,300
  Purchases of property and equipment......................   (5,911)   (3,500)
                                                            --------  --------
  Net cash used by investing activities....................   (7,333)  (50,465)
                                                            --------  --------
Cash flows from financing activities
  Issuance of common stock.................................    1,544    45,828
  Proceeds from term loan..................................      --        387
  Repayments on capital lease obligations..................     (190)     (216)
  Repayment on term loan...................................     (777)     (365)
                                                            --------  --------
  Net cash provided by financing activities................      577    45,634
                                                            --------  --------
Effect of exhange rate on changes in cash..................      (65)       10
                                                            --------  --------
Net increase in cash and cash equivalents..................    3,546     2,161
Cash and cash equivalents at beginning of period...........    5,369     5,978
                                                            --------  --------
Cash and cash equivalents at end of period................. $  8,915  $  8,139
                                                            ========  ========
NON CASH TRANSACTIONS
  Conversion of preferred stock to common stock............      --     13,391

     See accompanying notes to condensed consolidated financial statements

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  The unaudited condensed consolidated financial statements of Documentum, Inc. ("Documentum" or the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1996 Annual Report on Form 10-K. The consolidated results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

2. NET INCOME PER SHARE

  Net income per share is computed using the weighted average number of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) stock options and warrants (using the treasury method). Common equivalent shares are excluded from the computation if their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalents shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to and including February 5, 1996.

3. RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for the Company's fiscal year ending December 31, 1997. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted SFAS 128 for the three and nine month periods ended September 30, 1997 and 1996, the earnings per share would have been as follows:

                                                    THREE MONTHS   NINE MONTHS
                                                        ENDED         ENDED
                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                    ------------- -------------
                                                     1997   1996   1997   1996
                                                    ------ ------ ------ ------
     Basic earnings per share...................... $  .14 $  .10   $.32 $  .20
     Diluted earnings per share.................... $  .14 $  .09   $.31 $  .19

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

                               DOCUMENTUM, INC.

                                  (UNAUDITED)
SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in 1998 and has not evaluated the impact of such adoption on the notes to its consolidated financial statements.

4. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                            (IN THOUSANDS)
     Compensation and related benefits...............    $ 4,877       $3,617
     Taxes...........................................      2,529        1,103
     Other...........................................      5,009        3,404
                                                         -------       ------
                                                         $12,415       $8,124
                                                         =======       ======

5. SUBSEQUENT EVENTS

  On October 13, 1997, the Company entered into a definitive agreement to acquire all the outstanding shares of Workgroup Management, Inc. ("WMI"), a privately held company, in exchange for $6.7 million of the Company's Common Stock. The number of shares to be issued will be determined using the market value of the Company's Common Stock at the closing of the acquisition. WMI is a professional services firm with 30 employees located in Oakland, California specializing in the design, development and implementation of document management systems. The transaction, which is subject to the satisfaction of certain closing conditions, is expected to be consummated in either the fourth quarter of 1997 or early in the first quarter of 1998, and will be immaterial to the Company's historical operations, financial position and net worth. The Company anticipates merger expenses to be recorded in connection with the acquisition in the period in which the transaction is consummated.

                               DOCUMENTUM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this Form 10-Q contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the captions "Risk Factors" in the Company's 1996 annual report on Form 10-K and the Company's quarterly report on Form 10-Q for the three months ended June 30, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

  Documentum was formed in 1990 to provide object-oriented client/server software solutions that enable large organizations to effectively manage and optimize the use of their unstructured business-critical information. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products. In the first half of 1997, the Company introduced its first "DocSolution," the DocSolution for standard operating procedures ("SOPs"). Also during the first nine months of 1997, the Company introduced and shipped Documentum's DocLink for SAP's R/3, introduced and shipped Documentum's DocPage Server and WorkSpace products in a localized Kanji version and expanded its sales efforts in the Asia-Pacific region. The Company expects that EDMS-related license and service revenues will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

  Since inception, the Company has invested significant resources in developing its EDMS software and related solutions, as well as building its sales, marketing and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated, except as indicated:

                                            THREE MONTHS       NINE MONTHS
                                                ENDED             ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                            ---------------   ---------------
                                             1997     1996     1997     1996
                                            ------   ------   ------   ------
   Revenues:
     Licenses..............................   72.3%    75.8%    71.7%    76.9%
     Services..............................   27.7%    24.2%    28.3%    23.1%
                                            ------   ------   ------   ------
       Total revenues......................  100.0%   100.0%   100.0%   100.0%
                                            ------   ------   ------   ------
       Cost of revenues....................   19.5%    18.4%    19.3%    19.6%
                                            ------   ------   ------   ------
   Gross profit............................   80.5%    81.6%    80.7%    80.4%
                                            ------   ------   ------   ------
   Operating expenses:
     Sales and marketing...................   45.4%    42.9%    47.7%    44.5%
     Research and development..............   14.7%    18.1%    14.9%    17.8%
     General and administrative............    7.2%     8.9%     7.5%     9.5%
                                            ------   ------   ------   ------
       Total operating expenses............   67.3%    69.9%    70.1%    71.8%
                                            ------   ------   ------   ------
   Income from operations..................   13.2%    11.7%    10.6%     8.6%
   Interest and other income, net..........    2.4%     5.5%     2.8%     5.1%
                                            ------   ------   ------   ------
   Income before income tax provision......   15.6%    17.2%    13.4%    13.7%
   Provision for income taxes..............   (5.3%)   (6.0%)   (4.6%)   (4.8%)
                                            ------   ------   ------   ------
   Net income..............................   10.3%    11.2%     8.8%     8.9%
                                            ======   ======   ======   ======
   As a Percentage of Related Revenues:
   Cost of license revenues................    4.8%     5.2%     4.0%     5.9%
                                            ======   ======   ======   ======
   Cost of services revenues...............   58.0%    59.5%    58.2%    65.0%
                                            ======   ======   ======   ======

 Revenues

  The Company's revenues are derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, training and consulting services. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is deferred until the obligation has been satisfied. Allowances for estimated future returns are provided upon shipment. Annual maintenance and support revenues for providing ongoing support and product updates are recognized ratably over the term of the contract. Renewals of maintenance contracts are recorded when collectibility is deemed probable. Revenues from training and consulting are recognized when the services are performed and collectibility is deemed probable.

  License revenues increased by 56% to $14.2 million for the three months ended September 30, 1997 from $9.1 million for the three months ended September 30, 1996, and increased 57% to $37.3 million for the nine months ended September 30, 1997 from $23.8 million for the nine months ended September 30, 1996. The growth in license revenues was due to an increase in the number of initial licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as an increase in the number of customers who purchased additional product licenses, and the expansion of the Company's sales organization. During the quarter ended September 30, 1997, the Company had two sales transactions accounting for $1.9 million and $1.6 million or 13.6% and 11.6% of total license revenue, respectively. During the nine months ended September 30, 1997 a sale of $5.0 million to a single customer accounted for 13.4% of total license revenues. For the three months ended September 30, 1997 and 1996 and nine months ended September 30, 1997 and 1996, license revenues from Xerox and certain Xerox affiliates ("Xerox"), acting as systems integrators, a VAR and a distributor for the Company's products, accounted for 0.3%, 7.7%, 5.3% and 16.9% of total license revenues respectively. Although the Company's customer base has grown as revenues have increased, a relatively small number of end user customers have historically accounted for a significant percentage of the Company's revenues, particularly on a quarterly basis. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, financial condition and results of operation.

  Service revenue increased 87% to $5.5 million for the three months ended September 30, 1997 from $2.9 million for the three months ended September 30, 1996, and increased 106% to $14.7 million for the nine months ended September 30, 1997 from $7.2 million for the nine months ended September 30, 1996. The growth in service revenues dollar amounts and as a percent of total revenues was attributable to a larger installed base of customers receiving ongoing maintenance, delayed maintenance contract renewals, increased demand for training and support services, and increases in the Company's professional services consulting staff.

  The Company markets its products through its direct sales force and its indirect channel partners. Historically, the Company has generated the majority of its revenues from its direct sales force. However, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of system integrators and distributors. Revenues from all indirect channel partners comprised 15.0% and 22.0% of license revenues for the three months ended September 30, 1997 and 1996, respectively, and 20.8% and 32.0% of license revenues for the nine months ended September 30, 1997 and 1996, respectively. The decrease in indirect channel revenues as a percentage of license revenues was due to an increase in direct sales driven by the expansion of the Company's direct sales force. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's indirect channel partners will elect to or be able to continue to market or support EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners.

  International revenues represented 31.6% and 29.7% of license revenues for the three months ended September 30, 1997 and 1996, respectively, and 28.0% and 27.2% for the nine months ended September 30, 1997 and 1996, respectively. A significant portion of the international revenues are derived from the Company's indirect channel partners and are subject to significant variations. The Company classifies license revenues as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus the percentages discussed herein represent where licenses were sold, and may or may not represent where they are used. As a result, the Company believes that period to period comparison of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  While the Company believes that large multinational organizations represent a significant opportunity for revenue growth and the Company intends to continue expansion of its international sales operations, there can be no assurance that the Company will be successful in meeting the requirements of these large organizations or that the Company will be able to effectively support this international expansion. The Company's international sales are primarily denominated in U.S. dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on international sales and thus the Company's business, financial condition and results of operations.

 Cost of revenues

  Cost of license revenues consists primarily of the royalties paid to third-party vendors and product costs such as packaging, documentation, production and freight. Royalties which are paid to third-parties for selected products include both fixed fees and variable fees. Cost of license revenues increased by 42% to $678,000 for the three months ended September 30, 1997 from $476,000 for the three months ended September 30, 1996, and increased by 6% to $1.5 million for the nine months ended September 30, 1997 from $1.4 million for the nine months ended September 30, 1996, representing 4.8% and 5.2% of license revenues for the three months ended September 30, 1997 and 1996, respectively, and 4.0% and 5.9% of license revenue for the nine months ended September 30, 1997 and 1996, respectively. The decrease in costs of license revenues as a percentage of license revenues was principally related to the increase in license revenues.

  Cost of service revenues consists primarily of personnel-related costs incurred in providing consulting services, training to customers and telephone support. Cost of service revenues increased by 83% to $3.2 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996, and increased by 84% to $8.6 million for the nine months ended September 30, 1997 from $4.7 million for the nine months ended September 30, 1996, representing 58.0% and 59.5% of related service revenues for the three months ended September 30, 1997 and 1996, respectively, and 58.2% and 65.0% for the nine months ended September 30, 1997 and 1996, respectively. The increase in cost of service revenues in dollar amounts was a result of increased personnel-related costs as the Company expanded its customer support and training operations to support its increased installed customer base in both the United States and Europe, as well as payments to third parties for providing consulting services. The decrease in cost of service revenues as a percentage of service revenues was primarily due to economies of scale realized as certain expenses such as technical support grew proportionately less than maintenance revenues. The Company expects that the cost of services revenues will increase in dollar amount for the remainder of the year in order to support and service the growing installed base of customers.

 Operating Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 73% to $8.9 million for the three months ended September 30, 1997 from $5.2 million for the three months ended September 30, 1996, and increased by 80% to $24.8 million for the nine months ended September 30, 1997 from $13.8 million for the nine months ended September 30, 1996, representing 45.4% and 42.9% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and 47.7% and 44.5% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. The increase in dollar amount and the increase as a percentage of revenues was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including increasing the number of sales teams and increasing the number of marketing programs. The Company expects that sales and marketing expenses will increase in dollar amount for the remainder of the year, as the Company continues to increase its sales force.

  Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 33% to $2.9 million for the three months ended September 30, 1997 from $2.2 million for the three months ended September 30, 1996, and increased by 41% to $7.7 million for the nine months ended September 30, 1997 from $5.5 million for the nine months ended September 30, 1996, representing 14.7% and 18.1% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and 14.9% and 17.8% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have not been capitalized in accordance with Financial Accounting Standards No. 86.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, human resources and general management as well as outside professional services. General and administrative expenses increased by 31% to $1.4 million for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996, and increased by 32% to $3.9 million for the nine months ended September 30, 1997 from $3.0 million for the nine months ended September 30, 1996, representing 7.2% and 8.9% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and 7.5% and 9.5% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. The increase in dollar amount was primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The decrease in general and administrative expenses, as a percentage of revenues was primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The Company expects general and administrative expenses to increase in dollar amount for the remainder of the year in order to support the growing needs of the Company.

 Interest and other income, net

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gain and losses and interest expense. Interest and other income, net decreased 30% to $464,000 for the three months ended September 30, 1997 from $660,000 for the three months ended September 30, 1996 and decreased 7% to $1.5 million for the nine months ended September 30, 1997 from $1.6 million for the nine months ended September 30, 1996. The decrease is due to lower returns driven by the Company's purchase of tax-free investments during the period. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency transaction gains and losses in future periods.

 Provision for income taxes

  The provision for income taxes reflects the estimated annualized effective tax rate of 34% applied to earnings for the nine months ended September 30, 1997 and 35% to earnings for the nine months ended September 30, 1996. The Company reduced its estimated annualized effective tax from 35% to 34% due to the establishment of a foreign sales corporation and a shift to tax-free investments.

LIQUIDITY AND CAPITAL RESOURCES

  Since 1993, the Company has financed its operations primarily through the sale of stock and through cash generated from operations. In February 1996, the Company completed its initial public offering whereby it sold 2,058,000 shares of its common stock, and received net proceeds of approximately $45 million.

  The Company's cash and investments totaled $57.1 million at September 30, 1997 representing 65.5% of total assets. Net cash provided by operating activities was $10.4 million and $7.0 million for the nine months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, cash generated by operations was primarily attributable to net income of $4.6 million, an increase in accrued liabilities of $4.3 million, an increase in deferred revenue of $1.9 million and an increase in accounts payable of $900,000, which was offset by an increase in accounts receivable of $2.5 million. For the nine months ended September 30, 1997, capital expenditures of $5.9 million were primarily for computer equipment and software, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion.

  The Company currently has a line of credit facility which allows for borrowings of up to $5.0 million at the bank's prime rate. This facility expires in November 1997, and the Company presently anticipates that it will be able to renew the line of credit. At September 30, 1997, the Company had no outstanding borrowings under its line of credit. During the nine months ended September 30, 1997, the Company paid $600,000 to eliminate the two existing term notes relating to equipment financing. In addition, the Company may borrow up to an additional $1.5 million through November 1997. Interest only is payable on such additional borrowings at the Bank's prime rate plus 0.25% through November 1997 after which any outstanding balance is due in 24 equal installments. All obligations shall bear interest, from and after the occurrence of an event of default, at a rate equal to 5% points above the interest rate applicable immediately prior to the occurrence of the event of default. Borrowings under the loan agreement are secured by substantially all of the assets of the Company.

  The Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

  The Company believes that its existing cash balances and short-term investments, combined with available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary technologies, products or businesses that broaden or enhance the Company's current product offerings.

RISK FACTORS

  In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

  Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Prior growth rates in the Company's revenue and operating results should not be considered indicative of future growth, if any, or of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions. The Company believes that fourth quarter revenues and earnings have historically been positively impacted by year-end customer buying patterns. This seasonality, which the Company believes is common in the software industry, typically results in first quarter revenues and earnings in any year being flat or lower than revenues in the immediately preceding fourth quarter. Moreover, the Company typically recognizes a substantial amount of its revenue in the last month, weeks or even days of each quarter. The Company's license sales generally reflect a relatively high amount of revenues per order and the number of large individual license sales has continued to increase. The loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly results of the Company. In addition, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically six to twelve months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. As a result of these factors, operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's common stock would likely be materially adversely affected.

  Lengthy Sales and Implementation Cycles. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle (typically between six and twelve months) to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. Additionally, the size of the transaction and the complexity of the arrangement can also cause delays in the sales cycle. The implementation by customers of the Company's products involves a significant commitment of resources by such customers over an extended period of time and is commonly associated with substantial business reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

  Product Concentration. To date, substantially all of the Company's revenues have been attributable to sales of licenses of the Documentum EDMS family of products and related services. The Company currently expects the Documentum EDMS family of products, and related services, to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of or demand for the Documentum EDMS products such as competition or technological change could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Documentum EDMS family of products. There can be no assurance that the Company will continue to be successful in developing and marketing the Documentum EDMS products.

  New Products and Rapid Technological Change. The document management software and services market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance current products and to continue to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and emerging industry standards, such as new operating systems, hardware platforms, user interfaces, the Internet, corporate intranets and relational database management system ("RDBMS") software. The Company's future success will also depend in part on its ability to execute on its strategy to develop whole-product solutions in certain target vertical industries. In addition, the Company's future success will depend in part upon its ability to maintain and enhance relationships with its technology partners, such as RDBMS vendors, in order to provide its customers with integrated product solutions. There can be no assurance that the Company will be successful in maintaining these relationships or in developing and marketing product enhancements or new products that respond to technological change, updates and enhancements to third party products used in conjunction with the Company's products, changes in customer requirements or emerging industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements; or that any new products or enhancements that the Company may introduce will adequately meet the requirements of the marketplace and achieve market acceptance. Moreover, the Company has in the past experienced delays in the release dates of enhancements to its EDMS products. If release dates of any future EDMS enhancements are delayed or, if when released, fail to achieve market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. To date, the delays the Company has experienced have been minor in nature and are often the result of adding enhancements or functionality based upon customer feedback during beta product versions. These delays have generally not exceeded six months in duration from the Company's scheduled internal release dates; however, there can be no assurance that the Company may not experience future delays in product introduction. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Emerging Markets. The market for document management software and services is intensely competitive, highly fragmented and subject to rapid change. The Company's future financial performance will depend primarily on growth in the number of document management applications developed for use in client/server environments. There can be no assurance that the market for document management software and services will continue to grow or that, if it does grow, organizations will adopt the Company's products. The Company has spent, and intends to continue to spend, significant resources educating potential customers about the benefits of its products. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance, and if the document management software and services market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

  Intense Competition. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as OpenText, PC DOCS, FileNet and Novasoft. Several competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company.

  In addition, other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM), may compete with the Company in the future. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than the Company. Microsoft, Oracle, Lotus and other potential competitors have well-established relationships with current and potential customers and strategic partners of the Company, have extensive knowledge of the enterprise software industry and have the resources to enable them to more easily offer a single vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

  The Company also faces indirect competition from systems integrators. The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and maintain effective, long-term relationships with these third parties, the Company's competitive position would be materially adversely affected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

r The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, financial condition and results of operations.

  End User Customer and Industry Concentration. A relatively small number of end user customers account for a significant percentage of the Company's revenues. In addition, the Company's customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. The Company expects that sales of its products to a limited number of customers and industry segments will continue to account for a high percentage of revenue for the foreseeable future. In addition, the future success of the Company will depend in part on its ability to obtain orders from new customers and its ability to successfully market its products to customers in new industry segments. The loss of a major customer or any reduction or delay in orders by such customers, or the failure of the Company to successfully market its products outside existing targeted industry segments, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Reliance on Certain Relationships. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities. The Company's relationships with indirect channel partners and other consultants provide marketing and sales opportunities for the Company's direct sales force, expand the distribution of its products and broaden its product offerings through product bundling. These relationships also assist the Company in keeping pace with the technological and marketing developments of major vendors, and in certain instances, provide the Company with technical assistance for the Company's product development efforts. There can be no assurance that any customer, systems integrator or distributor will continue to market or to purchase the Company's products. The failure by the Company to maintain these relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management of Growth; Dependence Upon Key Personnel. The Company's ability to compete effectively and to manage future anticipated growth will require the Company to expand, train and manage its employee work force. The Company's plans include hiring a significant number of highly-qualified technical, sales and managerial personnel. In particular, as part of the Company's strategy of delivering comprehensive solutions, the Company expects to hire additional professional service personnel in addition to the employees expected to join the Company in connection with the Company's pending acquisition of Workgroup Management, Inc. ("WMI"). Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such key employees.

  International Operations. The Company's sales are primarily to large multinational companies. To service the needs of such companies, both domestically and internationally, the Company and its support partners must provide worldwide product support services. As a result, the Company intends to continue expanding its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. The Company has offices in London and Paris and opened an office in Munich in October 1996. The Company operates its own European technical support operation, located in the London office, and recently expanded this operation into Munich. For the three months ended September 30, 1997 and 1996 international license revenue represented 32% and 30% of the Company's 1996 total license revenues, respectively. For the nine months ended September 30, 1997 and 1996 international license revenue represented 28% and 27% of the Company's total license revenues, respectively. In order to successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and develop relationships with additional international vendors. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

  Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of and the Company's limited experience in localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. To date, a significant portion of the Company's international revenues has been denominated in U.S. dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus the Company's business, financial condition and results of operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, the Company's results of operations.

  Dependence on Proprietary Technology; Risks of Infringement. The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurances that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which would adversely affect the Company's business, financial condition and results of operations.

  Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Risk of Product Defects. Software products as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contain defects, and has discovered software errors in certain of its new products and enhancements after their introduction. For example, the Company experienced certain technical problems in the December 1994 release of its product that were corrected in its June 1995 release. The Company could in the future lose or delay recognition of revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company's business has not been adversely affected by any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Risks Associated with Acquisitions. As part of its business strategy, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, the Company has entered into an agreement to acquire WMI. Such acquisition will, and any future acquisitions or investments would, expose the Company to the risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations; information systems and personnel of the acquired businesses; the potential disruption of the Company's ongoing business; the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers; the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  (1)3.1   Registrant's Amended and Restated Certificate of Incorporation
  (2)3.2   Registrant's Amended and Restated Bylaws.
     4.1   Reference is made to Exhibits 3.1 and 3.2
  (2)4.2   Specimen stock certificate
  (2)4.3   Amended and Restated Investor Rights Agreement, dated September 20,
            1994, between the Registrant and certain investors.
 (2)10.1   Registrant's 1993 Equity Incentive Plan, as amended.
 (2)10.2   Form of Incentive Stock Option under the Equity Incentive Plan.
 (2)10.3   Form of Nonstatutory stock Option under the Equity Incentive Plan.
 (2)10.4   Form of Early Exercise Stock Purchase Agreement.
 (1)10.5   Registrant's Employee Stock Purchase Plan, as amended.
 (2)10.6   Registrant's 1995 Non-Employee Directors' Stock Option Plan.
 (2)10.7   Form of Indemnity Agreement between the Registrant and its officers and directors.
 (2)10.8   Industrial Real Estate Lease, dated September 9, 1995, between the
            Registrant and Sunol Center Associates.
 (2)10.9   Letter Agreement, dated July 27, 1993, between the Registrant and
            Jeffrey A. Miller.
 (2)10.10  Business Loan Agreement, dated December 23, 1993, between the
            Registrant and Silicon Valley Bank.
 (2)10.11  Promissory Note and Loan modification Agreement, dated October 21,
            1994 between the Registrant and Silicon Valley Bank.
 (2)10.12  Loan Modification Agreement, dated July 27, 1995, between the
            Registrant and Silicon Valley Bank.
 Y(2)10.13 International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.
 Y(2)10.14 Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.
 (2)10.15  Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.
 (2)10.16  Promissory Note and Loan Modification Agreement, dated November 10,
            1995, between the Registrant and Silicon Valley Bank.
 Y(3)10.17 Services Partner Agreement, dated April 1, 1996, between the
            Registrant and Xerox Corporation.
 (4)10.18  Registrant's 1996 Non-Officer Equity Incentive Plan.
 (5)10.19  Letter of Agreement, dated December 9, 1996 between the Registrant and Mark S. Garrett.
 (5)10.20  Lease agreement between Registrant and Britannia Hacienda IV Limited
            Partnership.
    11.1   Statement Regarding computation of Earnings Per Share.
 (2)22.1   List of Subsidiaries of Registrant.
    27.1   Financial Data Schedule.

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

  (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 30, 1997.

                                   SIGNATURE

  Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DOCUMENTUM, INC.
                                    (Registrant)


Date: October 15, 1997              By: /s/ Mark S. Garrett
                                       ________________________________________
                                    Mark S. Garrett
                                    Vice President, and Chief Financial Officer,
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  (1)3.1   Registrant's Amended and Restated Certificate of Incorporation
  (2)3.2   Registrant's Amended and Restated Bylaws.
     4.1   Reference is made to Exhibits 3.1 and 3.2
  (2)4.2   Specimen stock certificate
  (2)4.3   Amended and Restated Investor Rights Agreement, dated September 20,
            1994, between the Registrant and certain investors.
 (2)10.1   Registrant's 1993 Equity Incentive Plan, as amended.
 (2)10.2   Form of Incentive Stock Option under the Equity Incentive Plan.
 (2)10.3   Form of Nonstatutory stock Option under the Equity Incentive Plan.
 (2)10.4   Form of Early Exercise Stock Purchase Agreement.
 (1)10.5   Registrant's Employee Stock Purchase Plan, as amended.
 (2)10.6   Registrant's 1995 Non-Employee Directors' Stock Option Plan.
 (2)10.7   Form of Indemnity Agreement between the Registrant and its officers and directors.
 (2)10.8   Industrial Real Estate Lease, dated September 9, 1995, between the
            Registrant and Sunol Center Associates.
 (2)10.9   Letter Agreement, dated July 27, 1993, between the Registrant and
            Jeffrey A. Miller.
 (2)10.10  Business Loan Agreement, dated December 23, 1993, between the
            Registrant and Silicon Valley Bank.
 (2)10.11  Promissory Note and Loan modification Agreement, dated October 21,
            1994 between the Registrant and Silicon Valley Bank.
 (2)10.12  Loan Modification Agreement, dated July 27, 1995, between the
            Registrant and Silicon Valley Bank.
 Y(2)10.13 International Distributor Agreement, dated December 8, 1993, between the Registrant and Xerox Canada Ltd.
 Y(2)10.14 Agreement for the Supply of Services, dated April 5, 1995, between the Registrant and Rank Xerox Limited.
 (2)10.15  Series C Stock Purchase Agreement, dated September 20, 1994, between the Registrant and certain other parties named therein.
 (2)10.16  Promissory Note and Loan Modification Agreement, dated November 10,
            1995, between the Registrant and Silicon Valley Bank.
 Y(3)10.17 Services Partner Agreement, dated April 1, 1996, between the
            Registrant and Xerox Corporation.
 (4)10.18  Registrant's 1996 Non-Officer Equity Incentive Plan.
 (5)10.19  Letter of Agreement, dated December 9, 1996 between the Registrant and Mark S. Garrett.
 (5)10.20  Lease agreement between Registrant and Britannia Hacienda IV Limited
            Partnership.
    11.1   Statement Regarding computation of Earnings Per Share.
 (2)22.1   List of Subsidiaries of Registrant.
    27.1   Financial Data Schedule.

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