Form 10-Q/A
period 1997-09-30
DOCUMENTUM INC
filed 1997-10-31
CIK 930885

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM________TO________

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Amendment No.1 to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1997, is filed for the purpose of adding Item 2 to Part II.

                                   FORM 10-Q
                                     INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I. FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of September 30, 1997 and
           December 31, 1996...................................................  3
          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996.......................  4
          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996...................................  5
          Notes to Condensed Consolidated Financial Statements.................  6
  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................  8

PART II. OTHER INFORMATION

  Item 2. Change in Securities and Use of Proceeds............................. 19
  Item 6. Exhibits and Reports on Form 8-K..................................... 19
Signature...................................................................... 21
Exhibit Index.................................................................. 22

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

PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

  The effective date of the Company's first registration statement, filed on Form S-1 filed under the Securities Act of 1993 (No. 33-80047), was February 5, 1996 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on February 5, 1996 and all securities were sold in the offering. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated and Alex Brown & Sons Incorporated.

  Pursuant to the Registration Statement, the Company sold 2,058,000 shares of its Common Stock for its own account, for an aggregate offering price of $49,392,00, and 12,000 shares of its Common Stock for the account of certain selling stockholders, for an aggregate offering price of $288,000.

  The Company incurred expenses of approximately $4,352,440, of which $3,457,440 represented underwriting discounts and commissions and $895,000 represented estimated other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the issuer after total expenses was $45,039,560.

  The Company has not used any of the net proceeds from the offering. All net proceeds have been invested in mutual funds, U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

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

 (2)10.8  Industrial Real Estate Lease, dated September 9, 1995, between the
           Registrant and Sunol Center Associates.

 (2)10.9  Letter Agreement, dated July 27, 1993, between the Registrant and
           Jeffrey A. Miller.

 (2)10.10 Business Loan Agreement, dated December 23, 1993, between the
           Registrant and Silicon Valley Bank.

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
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

 (6)11.1   Statement Regarding computation of Earnings Per Share.

 (2)22.1   List of Subsidiaries of Registrant.

 (6)27.1   Financial Data Schedule.

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

(6) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference.

  (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 30, 1997.

                                   SIGNATURE

  Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DOCUMENTUM, INC.
                                          (Registrant)

Date: October 30, 1997                    By: /s/Mark S. Garrett
                                             ----------------------------------
                                          Mark S. Garrett
                                          Vice President, and Chief Financial
                                           Officer,
                                          (Duly Authorized Officer and
                                           Principal Financial Officer)

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

 (6)11.1   Statement Regarding computation of Earnings Per Share.

 (2)22.1   List of Subsidiaries of Registrant.

 (6)27.1   Financial Data Schedule.

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

(6) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference.