Form 10-K405
period 1997-12-31
DOCUMENTUM INC
filed 1998-03-17
CIK 930885

==============================================================================
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                  Yes  X   No    .
                                      ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 27, 1998 as reported on the Nasdaq National market, was approximately $478,787,000. Shares of common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 15,824,173 on February 27, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for Registrant's 1998 Annual Meeting of Stockholders to be held May 28, 1998 are incorporated by reference in
Part III of this Form 10-K.

==============================================================================

                                   FORM 10-K

                                     INDEX

PART I
        Item 1.       Business  ......................................................................  Page 3
        Item 2.       Properties  ....................................................................  Page 17
        Item 3.       Legal Proceedings  .............................................................  Page 17
        Item 4.       Submission of Matters to a Vote of Security Holders  ...........................  Page 17

PART II
        Item 5.       Market for the Registrant's Common Stock and Related Stockholder Matters  ......  Page 18
        Item 6.       Selected Financial Data  .......................................................  Page 19
        Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                      Operations  ....................................................................  Page 20
        Item 8.       Consolidated Financial Statements and Supplementary Data  ......................  Page 25
        Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure  ....................................................................  Page 25

PART III
        Item 10.      Directors and Executive Officers of the Registrant  ............................  Page 26
        Item 11.      Executive Compensation  ........................................................  Page 26
        Item 12.      Security Ownership of Certain Beneficial Owners and Management  ................  Page 26
        Item 13.      Certain Relationships and Related Transactions  ................................  Page 26

PART IV
        Item 14.      Exhibits, Consolidated Financial Statements, Financial Statement
                      Schedules, and Reports on Form 8-K  ............................................  Page 27

SIGNATURES............................................................................................  Page 28

                                     PART I

ITEM 1. BUSINESS

  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1954, as amended (the "Exchange Act") regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

  Documentum, Inc. ("Documentum" or the "Company") develops, markets and supports a family of Intranet and client/server software-based solutions that enable companies to share, manage and reuse the vital corporate knowledge contained in documents. The Documentum Enterprise Document Management System
(EDMS) is the choice of Global 1000 companies that require a fast-payback document management solution designed for rapid and flexible deployment, ease of use and high return on investment. With the Documentum EDMS, these companies are achieving dramatic improvements in business-critical document processes with powerful benefits: accelerated time to market, improved product quality, enhanced operational efficiencies and guaranteed regulatory or contract compliance.

  The Company was incorporated in Delaware in January 1990. The Company's principal executive offices are located at 5671 Gibraltar Drive, Pleasanton, California 94588. Its telephone number is (510) 463-6800. The Company's home page can be located on the World Wide Web at www.documentum.com. As used in this document, the "Company" and "Documentum" refer to Documentum, Inc. and its subsidiaries.

  Documentum/R/, Documentum WorkSpace/R/, Documentum DocPage Server/TM/, Documentum RightSite/TM/, Documentum SiteSpace/TM/, Documentum SmartSpace/TM/, Documentum ViewSpace/TM/, Documentum DocSolutions/TM/, Documentum DocLink/TM/, Documentum CADLink/TM/, Documentum DocPage Builder/TM/, Docbase/TM/, Docobject/TM/, Docbasic/TM/, Quickbuilder/TM/, and UnaLink/TM/ are trademarks of Documentum, Inc. All other trademarks or service marks appearing in this document are the property of their respective holders.

INDUSTRY BACKGROUND

  In today's corporate environments, documents are a critical asset. The knowledge they contain fuels the productivity of a company's most vital business processes--from product development, engineering change, and manufacturing to marketing, sales, and distribution. These business-critical documents control (or are controlled by) business policies and procedures. They are often tailored to individual needs, and exist in a variety of electronic formats ranging from text files, word processing documents and spreadsheets to Web pages and Java applets, CAD drawings, graphics and images, and even video or audio clips. Examples of business-critical documents include aircraft maintenance manuals; drug manufacturing recipes; current and approved standard operating procedures for a manufacturing plant; sales reports by product, region and time of year; or the latest release of new product collateral, produced and delivered in different formats and languages for multiple distribution channels around the world.

  In a typical corporate environment, documents are created, modified, distributed and stored using multiple software systems. These software applications run on a variety of computing platforms that may be geographically dispersed, with little compatibility or data sharing capability between systems. Corporate intranets based on Web technology are playing an ever-growing role in information distribution and access across an enterprise, increasing the need for coordinated access to business-critical knowledge across a broader base of users. Dynamic business activities combined with overwhelming amounts of information increase the risk that information is out of date, inaccessible and out of sync with business processes. Without an effective means of searching for and reusing enterprise information, workers are often forced to recreate documents from scratch, duplicating effort and increasing the margin for error. Professionals often spend a disproportionate amount of their time locating, processing, sharing and assembling documents rather than engaging in higher-value activities. Additional complexity is added by documentation procedures, which are often performed by teams of workers who are geographically dispersed and use different client platforms.

   As a result, important processes are often slowed and even stalled because the documents on which they depend are out-of-date, inaccurate, or simply unavailable to the people who need them. The inability to access and manage this critical business information hampers knowledge worker productivity and presents one of the greatest obstacles facing Global 1000 organizations.

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

  Large organizations need enterprise-wide solutions to optimize the value of their business-critical documents by automating the associated procedures that take place between a document's creation and its use or reuse. These procedures range over the document's entire lifecycle--from information capture to managing and controlling updates to the document, automating its approval process and release, assembling document components, delivering the appropriate document to the relevant user on a timely basis, and making the document easy for users to find and access. Business-critical documents must easily integrate with the organization's existing business processes and procedures, and the solution must scale effectively in a heterogeneous computing environment. In addition, today's companies require a document management solution that not only supports traditional client/server systems but can be delivered just as easily on Web platforms. This requires features for improving the quality and usability of Web content and reducing the costs of controlling and maintaining ever-growing intranet Web sites.

  The solution is an enterprise-wide strategy for managing the flow of documents by automating such important document processes as change, access privileges, effectivity dates, distribution, and notification. By enabling an organization to effectively use and reuse critical corporate knowledge, enterprise document management can deliver many powerful benefits including accelerated time to market, improved product quality, enhanced operational efficiency, and regulatory compliance.

DOCUMENTUM'S SOLUTION

  Documentum was established to deliver document management software that addresses the specific challenges of managing business-critical documents effectively across the enterprise. Documentum provides document management solutions based on its core technology, the Documentum EDMS, and tailored to key applications in four targeted industry segments: discrete manufacturing, process manufacturing, finance, and business/government services.

  The Documentum EDMS is a family of Web and client/server software products designed to meet enterprise requirements for capturing knowledge, validating its accuracy, and distributing it according to a company's business policies across a global network. The Documentum EDMS is designed to deliver fast-payback document management applications that meet four key enterprise requirements. These include:

 . INTEGRITY. The Documentum EDMS automates all processes for creating, reviewing, approving, distributing, and archiving information according to defined business rules and practices. This ensures that accurate and appropriate knowledge can be delivered to the right people at the right time.

 . REUSE. The Documentum EDMS provides maximum flexibility in the way that users can access, use, and reuse knowledge in the form of documents and Web pages. With the Documentum EDMS, information can be assembled and reassembled in any combination without having to be recreated--saving users countless hours of rework and enabling them to devise new purposes for existing knowledge.

 . INTEGRATION. The Documentum EDMS seamlessly integrates document management with business processes as well as the systems infrastructure that supports those workflow processes. Because the Documentum EDMS is tightly integrated with a range of applications and interfaces such as Web browsers, computer-aided design (CAD) systems, Microsoft Office applications, SAP's R/3, Peoplesoft, and other engineering resource planning (ERP) systems, virtually any authorized user can access information on demand.

 . SCALABILITY. The Documentum EDMS can be easily scaled at every level to meet the changing needs of the business. The system can effectively support thousands of users and millions of documents across departmental boundaries, and it can leverage a company's existing, massively deployed network and intranet infrastructure for easy growth from pilot applications through global, multi-site implementations. The Documentum EDMS is designed for the distributed enterprise, with an architecture that enables a range of configuration options for placing information close to users while optimizing management and administration.

  The Documentum EDMS stores and manages documents through a dynamic document and Web page repository known as a Docbase. With a powerful combination of document, object, workflow, relational, and Web technologies, the Docbase captures, stores, indexes and manages the attributes, relationships, content and operations of each version of every document. This enables the system to manage not only the documents and Web pages themselves, but also their associated workflows, attributes (or metadata), annotations, and business rules. This document information is stored within the Docbase as a Docobject. Driven by business rules, Docobjects can be combined and re-combined on demand to form Virtual Documents--dynamic compound document configurations that can come from any source in the enterprise.

THE DOCUMENTUM EDMS

The Documentum Docpage Server

  At the heart of the Documentum EDMS is the Documentum DocPage Server, providing a rich set of document and Web content management services for controlling and managing business-critical information and processes throughout the enterprise. The DocPage Server is the only server that satisfies all the requirements for true enterprise document management: preserving document integrity across all document versions, enabling the reuse of knowledge in documents to improve productivity, and integrating document management with your existing technology infrastructure and business procedures.

Documentum RightSite

  Documentum RightSite is an integrated server of the Documentum EDMS that extends the power of enterprise document management to the Web. RightSite enables companies to deliver high-quality, business-critical information via corporate Intranets or the Internet. RightSite solves the complex challenges of capturing, managing, and assembling frequently changing information on corporate Web sites.

Documentum Clients

  Within the enterprise, Documentum has identified three classes of document management users: document coordinators, document contributors, and information consumers. The Documentum EDMS is delivered via a range of client products, each designed to deliver the appropriate DocPage Server and RightSite functionality to a different class of user on client platforms including Web browsers, Windows (3.1, 95 and NT), Macintosh, Solaris, HP-UX and IBM AIX. Customers purchase different combinations of seats of the products depending on the level of functionality they choose to deliver to each user population. Documentum's client products include:

 . DOCUMENTUM WORKSPACE. Through its own robust client environment or integration with familiar desktop applications such as Microsoft Office, WorkSpace gives document coordinators access to the full power and features of the DocPage Server.

 . DOCUMENTUM SMARTSPACE AND DOCUMENTUM SMARTSPACE INTRANET. SmartSpace provides an easy-to-use client environment that enables document contributors to perform basic document management tasks. SmartSpace also supports integration with familiar desktop applications such as Microsoft Office. The Company also offers Documentum SmartSpace/TM/ Intranet, an extension of the SmartSpace product to the Web platform which enables users to contribute content and perform a range of document management tasks over the Web.

 . DOCUMENTUM VIEWSPACE INTRANET. Designed for information consumers, ViewSpace
  Intranet enables Web browser users to access and view documents in a Docbase.

Product Integrations

  In addition to its core server and client products, the Company offers a number of integrations with major business applications. These product integrations enable customers to extend their existing enterprise applications with document management functionality and provide end-users with access to business-critical documents from their familiar applications. The Company's product integrations include:

 . DOCUMENTUM DOCLINK FOR SAP. DocLink for SAP is a bi-directional interface that provides seamless integration between the Documentum EDMS and SAP's R/3. DocLink for SAP enables corporations to use intranet and client/server technology to seamlessly link corporate knowledge with SAP information in a paperless, electronic environment. Knowledge workers using Microsoft Office, AutoCAD and other desktop applications can easily collaborate to create, review, annotate, assemble and approve documents such as designs, drawings, specifications, standard operating procedures, data sheets and production plans. These documents can then be released for immediate, direct access by R/3 users.

 . DOCUMENTUM/PEOPLESOFT INTEGRATION. Documentum and PeopleSoft have teamed to provide a powerful integration of the Documentum EDMS with the PeopleSoft Manufacturing product. The Documentum/PeopleSoft integration links engineering, manufacturing, and downstream functions into a single system for managing all product information, documents and data seamlessly across the enterprise.

 . DOCUMENTUM CADLINK PRODUCT SUITE. Powered by the Documentum EDMS, CADLink is a suite of products for managing and accelerating the creation, access, approval, and release of CAD drawings. CADLink tightly integrates the AutoCAD and MicroStation CAD systems with Documentum's state-of-the-art DocPage Server and client environments for the most comprehensive CAD management solution available today. CADLink enables true engineering drawing lifecycle management, integrating the design workshop with the many enterprise users who require access to the critical information held in CAD drawings.

 . DOCUMENTUM UNALINK. Documentum UnaLink is a server-to-server based integration of the Documentum EDMS with Lotus Notes. UnaLink lets customers leverage
  Notes' group collaboration capabilities to participate in lifecycle management of business-critical documents, including complex compound documents. UnaLink provides Notes users with a gateway to Documentum's Docbase repository for storing and managing enterprise documents.

 . OFFICE INTEGRATIONS. In addition to Documentum's integrated product offerings, default functionality within Documentum WorkSpace and Documentum SmartSpace delivers transparent and seamless integration with Microsoft Office, Microsoft Outlook, MS Windows Explorer, and all ODMA-compliant applications. This enables users to directly access documents stored in a Docbase from their own familiar desktop applications such as Microsoft Word.

Documentum DocPage Builder

  The DocPage Builder is a set of tools for integrating desktop systems and building tailored document management applications. The DocPage Builder includes Docbasic, Documentum's cross-platform programming language; Quickbuilder, a screenpainter tool for modifying screen graphics; and the Documentum Client Libraries, a set of object-oriented application programming interfaces (APIs) that enable third-party application developers to access the functionality of the DocPage Server.

CONSULTING SERVICES

  In addition to the Documentum EDMS product family, the Company offers a full range of global consulting services and programs designed to deliver complete document management solutions in the target industry segments of process manufacturing, discrete manufacturing, finance, and government/business services. Documentum's consulting group offers a full range of industry-aligned consulting services including design, development and deployment services for Documentum EDMS products, DocSolution service delivery, applications and technology integration, and Web-based digital document management services enabled by Documentum's RightSite integrated Web product. DocSolutions combine core Documentum EDMS technology with a set of frameworks based on the best practices garnered from common document management challenges encountered in typical business environments. Documentum has developed DocSolutions for Standard Operating Procedures (SOPs) and

Engineering Change Notices (ECNs) in the manufacturing segments, and DocSolutions for Swaps and Derivatives and Retail Banking SOPs in the financial services segment.

  In order to enhance its consulting expertise in the semiconductor and electronics marketplace, the Company acquired Workgroup Management, Inc. (WMI) of Oakland, California in the first quarter of 1998. WMI is a systems integrator with expertise in implementing business-critical document management systems for semiconductor and electronics companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent
Developments."

PROFESSIONAL SERVICES

  The Company offers a range of worldwide technical support and education services through its Professional Services organization. The Company currently operates three Technical Support Centers, one at its worldwide headquarters in Pleasanton, one in the United Kingdom and one in Munich, Germany. Each center offers hotline technical support, remote dial-in services for problem identification and access to maintenance and patch releases for supported and purchased products. The Documentum Education Center offers a curriculum of courses on the Documentum EDMS for end users, developers and system administrators. Courses are available at the Company's training centers in Pleasanton, Chicago, Philadelphia and London, and can also be delivered at the customer's site.

STRATEGY

  The Company's objective is to be the leading worldwide supplier of enterprise document and knowledge management solutions. To achieve this objective, the Company's strategy includes extending its technology leadership, penetrating global industries vertically, delivering comprehensive solutions, leveraging its technology partnerships, focusing on enterprise deployments and utilizing multiple distribution channels.

  Extend Technology Leadership. The Company's strategy is to continue to enhance its existing server and client technologies, to add functionality to the Documentum EDMS solutions and to provide greater flexibility in terms of information delivery, document repositories, and the number and variety of supported client, server and relational database management system (RDBMS) platforms. Documentum expects to enhance the features of its products by continuing to make them compatible with new technologies as well as existing applications and by responding to the unique needs of large organizations.

  Penetrate Global Industries Vertically. A key component of Documentum's strategy is to identify strategic vertical markets with compelling business-critical needs for the Documentum EDMS: namely, industries where more efficient management of the knowledge contained in documents results in an immediate and substantial payback. The Company has extended its initial focus from the pharmaceutical industry to leverage this leadership across other key industries including process manufacturing companies such as chemicals, petrochemicals, consumer products and construction engineering; discrete manufacturing with major customers in the electronics, computer, automotive and aerospace manufacturing industries; and financial, with customers in financial services, investment and commercial banking, and brokerage. In addition, the Company is expanding its customer base in additional markets for business and government services including utilities, publishing and media, telecommunications services, and agencies of the federal, state and local government.

  Deliver Comprehensive Solutions. The Company's goal is to deliver increased value to its customers by providing a solutions framework combined with the Documentum EDMS to achieve an identifiable business objective. For a particular business process, the Company provides a DocSolution which consists of predefined document types, workflows, business rules and consulting services. Consulting services are tailored to a customer's specific business processes and IT systems by the customer, Documentum and third parties. By configuring the best practices framework and by adding partner technologies and consulting services, Documentum, or its partners, provide a comprehensive approach to delivering document management solutions for business-critical processes.

  Leverage Technology Partnerships. The Company has accelerated the development, introduction and acceptance of the Documentum EDMS solutions through selected third party system integrators and reseller partners. For example, the Company has embedded in its software certain industry-standard features and functionality licensed from Adobe, Microsoft and Verity. In addition, the Company integrates its solutions with other business-critical applications from vendors including SAP, PeopleSoft, and Lotus. The company maintains partnerships with numerous best-in-class software companies for the joint development of DocSolutions and other whole product solutions that integrate Documentum EDMS technology. Finally, the Company conducts joint marketing and sales activities with complementary strategic hardware and software vendors, including Hewlett-Packard, IBM, Sun Microsystems, Informix, Lotus, Microsoft, Netscape, Oracle and Sybase.

  Focus on Enterprise Deployments. The Company has designed its products to scale from focused business-critical applications consisting of hundreds of user seats to enterprise-wide use consisting of multiple applications for thousands of user seats at multiple sites. The Company believes that initial customer success in capturing business-critical information by utilizing the Company's Documentum EDMS family of products is an essential factor in a customer's decision to deploy the Company's products throughout the enterprise. The Company has a two-pronged strategy to drive customers towards enterprise-wide deployment. First, the Company provides targeted consulting and training services to its customers and systems integrators. Second, the Company has established strategic partnerships with major, or vertically focused, systems integrators, including, among others, Cap Gemini, Computer Sciences Corporation, IBM Professional Services, Deloitte & Touche, Ernst & Young and Xerox Professional Document Services. These partners provide customization of the Company's Documentum EDMS products for individual customer needs and integration with third-party applications.

  Utilize Multiple Distribution Channels. The Company's strategy is to expand its multiple distribution channels to reach the broadest customer base in its targeted industries. The Company sells through its direct sales force as well as through indirect channels, primarily consisting of systems integrators and distributors. Documentum intends to continue to focus on growing its indirect sales channels to include value-added resellers, and to expand both direct and indirect distribution channels on a worldwide basis by hiring additional sales persons and recruiting additional integrators, particularly in vertical industries.

CUSTOMERS

  The Company has directly or indirectly licensed its products to more than 350 end user customers in a broad range of industries worldwide, including process manufacturing, discrete manufacturing, finance, and business/government services. Examples of customers from these four key markets who are using the Documentum EDMS to accelerate their business-critical processes include:

  Process Manufacturing: Based on Documentum's RightSite engine for managing Web site content, Dow Chemical Company has deployed a corporate intranet to deliver accurate, current SOPs and technical product documentation to all employees worldwide. At Monsanto, the Documentum EDMS is integrated with SAP's R/3 in a global application that streamlines management and delivery of a wide range of business-critical documents, including regulatory submissions, research and development documents, and manufacturing quality documents. Bayer Corporation has deployed the Documentum EDMS in its Biotechnology Division to improve management and distribution of thousands of SOPs and other manufacturing documents, for more efficient drug manufacture, greater quality assurance, and FDA compliance.

  Discrete Manufacturing: Whirlpool has deployed the Documentum EDMS and RightSite over a corporate intranet for the speedy and accurate delivery of product marketing materials, specification sheets, and owner manuals to dealers, partners, and customers. In the automotive industry, Delco is using the Documentum EDMS to enable and assure continued compliance with QS9000 quality standards (the automotive derivative of ISO9000)--and General Motors is using Documentum to streamline and manage distribution and access to engineering information for enhanced quality and accuracy.

  Finance: Barclays Bank PLC has implemented an enterprise application of the Documentum EDMS for controlling, managing changes to, and distributing SOPs for a wide variety of standard banking procedures. The new system helps the bank react quickly to market and regulatory changes, and ensures operational consistency. Pictet and Cie, Switzerland's foremost private bank, has also implemented the Documentum EDMS to centralize and manage client contact information, for quick and accurate response to client inquiries and heightened customer service. In addition, the Documentum EDMS has been implemented by several leading Wall Street brokerage forms to automate the execution of swaps and derivatives trading.

  Business and Government Services: Simon and Schuster has chosen the Documentum EDMS as its enterprise standard for managing production workflows and storing graphical components in the manufacture of commercial and higher education books. On the federal government level, several thousand users at the U.S. Food and Drug Administration are fully utilizing the document control, security, and lifecycle management features of the Documentum EDMS to accelerate their massive submissions load.

SALES AND MARKETING

  The Company sells its products through its own direct sales force as well as complementary indirect channels primarily consisting of systems integrators and distributors. Sales teams are organized around the Company's key vertical markets of process manufacturing, discrete manufacturing, finance, and business/government services. The Company currently has fourteen sales offices in the United States, three sales offices in Europe, one sales office in Japan, one sales office in Korea, and distributors in Europe, the Middle East, Asia-Pacific, South Africa and Canada. The Company also has strategic relationships with more than 30 systems integrators and distributors worldwide.

  The Company targets global customers in its key vertical markets including process manufacturing, discrete manufacturing, finance, and business/government services. The Company has formed an internal Industry Solutions organization to focus the Company's efforts on developing complete, whole-product solutions for these targeted industries to further penetrate customers in existing vertical markets as well as promote document management systems in its new vertical markets. This Group works to develop DocSolutions by combining the Documentum EDMS enterprise application with industry and process expertise. The Industry Solutions Group consists of industry specialists, marketing managers and development engineers that team with Documentum's consultants and partners to develop best practices solutions that are rapidly deployed for a high return on investment for its customers. One of the Industry Solutions Group's objectives is to reduce customers' product development time and increase operational efficiency by designing DocSolutions for particular business-critical processes.

  The Company's field sales force conducts multiple presentations and demonstrations of the Documentum EDMS solution to management and users at the customer site as part of the direct sales effort. Sales cycles generally last from six to 12 months. The direct sales force is responsible for local partner support, joint sales efforts and management of multiple channels. See "Risk Factors--Lengthy Sales and Implementation Cycles."

  The sales staff is currently based at the Company's corporate headquarters in Pleasanton, California and at field sales offices in the U.S. metropolitan areas of Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, New York, Philadelphia, San Francisco, and Washington, D.C., and abroad in London, Munich, Paris, Tokyo and Seoul. To support its sales force, the Company conducts comprehensive marketing programs, which include public relations, telemarketing, seminars, trade shows, education and user group conferences.

PRODUCT DEVELOPMENT

  The Company has committed, and expects to continue to commit, substantial resources to product development. The Company's existing products were designed after extensive work with potential customers to assess their needs. The Company reviews customer feedback on existing products and works with customers and potential customers to anticipate future functionality requirements, as part of its product development efforts.

  The Company expects to continue to enhance its existing products, develop new products and augment its product base through acquisitions. For the years ended December 31, 1997, 1996 and 1995, research and development expenses were $11.0 million, $7.9 million and $4.5 million. Historically, the Company has expensed its software development costs as incurred. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

  The Company's future success will depend in part on its ability to continue to enhance its current product line and to continue to develop and introduce new products that respond to evolving customer requirements and keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that its enhanced and new products will achieve market acceptance. In addition, the Company has in the past experienced delays in the development, introduction and marketing of new or enhanced products, and there can be no assurance that the Company will not experience similar delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--New Products and Rapid Technological Change."

INDUSTRY STANDARDS

  Documentum is committed to providing comprehensive, open document management solutions targeted to customers' unique business requirements. Documentum participates actively in the two leading organizations which have taken the initiative to define standards specifically for the document management arena. These include the Open Document Management API (ODMA) and the Document Management Alliance (DMA). Documentum currently chairs the ODMA standards committee, which is developing an API to enable document management capabilities to be integrated into a wide range of desktop applications. DMA has published a specification for broader interoperability and connectivity between heterogeneous document management services, repositories and applications. In 1996, ODMA formally accepted Documentum's query extension enabling desktop application users to simultaneously search document repositories from different vendors. Documentum is currently shipping products which integrate the ODMA standard.

  In addition, the Company is participating in the Workflow Management Coalition
(WfMC), currently working to establish workflow standards. The Company is also active in standards efforts for the World Wide Web, including the Web Distributed Authoring and Versioning (WebDAV) standard and Extensible Markup Language (XML), and the Company's products ensure interoperability with critical Web standards such as HTTP and HTML.

  The Company has enhanced the architecture of its open, extensible server to support industry-standard platforms, applications, and networks including the Web. For example, the Company has achieved logo certification for Microsoft BackOffice, Windows NT and Windows 95. The Company has also recently introduced key enhancements for capturing information and automating business processes on the Web. Those include extending the workflow capabilities of the Company's Web clients, providing a graphical workflow tool, and delivering a Microsoft integration that enables users to access Docbase documents from the Windows Explorer. Besides expanding the functionality of its own easy-to-use WorkSpace client environment for document coordinators, Documentum continues to enhance its client products for document contributors, coordinators and consumers working in both Web and client/server environments. Documentum has also provided support for other information delivery vehicles such as SAP, Lotus Notes, CAD systems, and PeopleSoft.

RISK FACTORS

  In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report. The sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of the Risk Factors set forth below and elsewhere in this Report.

  Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Prior growth rates in the Company's revenue and operating results should not be considered indicative of future growth, if any, or of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions. The Company's first quarter revenues and earnings in any year are typically flat or lower as compared to the immediate preceding fourth quarter, due to seasonality, which the Company believes is common in the software industry.

Moreover, the Company typically recognizes a substantial amount of its revenue in the last month, weeks or even days of each quarter. The Company's license sales generally reflect a relatively high amount of revenues per order and the number of large individual license sales has continued to increase. The loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly results of the Company. In addition, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically six to 12 months from the initial contact. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue.

  Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. As a result of these factors, operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful related to future performance and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's common stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Lengthy Sales and Implementation Cycles. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle (typically between six and twelve months) to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. Additionally, the size of the transaction and the complexity of the arrangement can also cause delays in the sales cycle. The implementation by customers of the Company's products involves a significant commitment of resources by such customers over an extended period of time and is commonly associated with substantial business reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's operating results to vary significantly from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Product Concentration. To date, substantially all of the Company's revenues have been attributable to sales of licenses of the Documentum EDMS family of products and related services. The Company currently expects the Documentum EDMS family of products, and related services, to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of or demand for the Documentum EDMS products such as competition or technological change could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Documentum EDMS family of products. There can be no assurance that the Company will continue to be successful in developing and marketing the Documentum EDMS products. See "Business--Product Development."

  New Products and Rapid Technological Change. The document management software and services market is characterized by rapid technological change, change in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance current products and to continue to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and emerging industry standards, such as new operating systems, hardware platforms, user interfaces, the Internet, corporate intranets and RDBMS software. The Company's future success will also depend in part on its ability to execute on its strategy to develop whole-product solutions in certain target vertical industries. In addition, the Company's future success will depend in part upon its ability to maintain and enhance relationships with its technology partners, such as RDBMS vendors, in order to provide its customers with integrated product solutions. There can be no assurance that the Company will be successful in maintaining these relationships or in developing and marketing product enhancements or in delivering products that respond to technological change, updates and enhancements to third party products used in conjunction with the Company's products, changes in customer requirements or emerging industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements; or that any new products or enhancements that the Company may introduce will adequately meet the requirements of the marketplace and achieve market acceptance. Moreover, the Company has in the past experienced delays in the release dates of enhancements to its products. If release dates of any future product enhancements are delayed or, if when released, fail to achieve market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. To date, the delays the Company has experienced have been minor in nature and are often the result of adding enhancements or functionality based upon customer feedback during beta product versions. These delays have generally not exceeded six months in duration from the Company's scheduled internal release dates; however, there can be no assurance that the Company may not experience future delays in product introduction. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--The Documentum EDMS" and "--Product Development."

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

  Intense Competition. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as FileNet, OpenText, PC DOCS and Novasoft. Several competitors have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company.

  In addition, other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM), may compete with the Company in the future. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources, name recognition and a larger installed base of customers than the Company. Microsoft, Oracle, Lotus and other potential competitors have well-established relationships with current and potential customers and strategic partners of the Company, have extensive knowledge of the enterprise software industry and have the resources to enable them to more easily offer a single vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

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

  End User Customer and Industry Concentration. A relatively small number of end user customers account for a significant percentage of the Company's revenues. For the years ended December 31, 1997, 1996 and 1995, the top five customers accounted for 25%, 20% and 37% , of license revenues, respectively. In addition, the Company's customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. The Company expects that sales of its products to a limited number of customers and industry segments will continue to account for a high percentage of revenue for the foreseeable future. In addition, the future success of the Company will depend in part on its ability to obtain orders from new customers and its ability to successfully market its products to customers in new industry segments. The loss of a major customer or any reduction or delay in orders by such customers, or the failure of the Company to successfully market its products outside existing targeted industry segments, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Reliance on Certain Relationships. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities. The Company's relationships with indirect channel partners and other consultants provide marketing and sales opportunities for the Company's direct sales force, expand the distribution of its products and broaden its product offerings through product bundling. These relationships also assist the Company in keeping pace with the technological and marketing developments of major vendors, and in certain instances, provide the Company with technical assistance for the Company's product development efforts. There can be no assurance that any customer, systems integrator or distributor will continue to market or to purchase the Company's products. The failure by the Company to maintain these relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales and Marketing."

  Management of Growth; Dependence Upon Key Personnel. The Company's ability to compete effectively and to manage future anticipated growth will require the Company to expand, train and manage its employee work force. The Company's plans include hiring a significant number of highly-qualified technical, sales and managerial personnel. In particular, as part of the Company's strategy of delivering comprehensive solutions, the Company expects to hire additional professional service personnel in addition to the employees that joined the Company in connection with the Company's January, 1998 acquisition of WMI. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such key employees. See "Risks Associated with Acquisitions," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments," "Business--Sales and Marketing" and "Management."

  International Operations. The Company's sales are primarily to large multinational companies. To service the needs of such companies, both domestically and internationally, the Company and its support partners must provide worldwide product support services. As a result, the Company intends to continue expanding its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. The Company has offices in London, Paris, and Munich, and opened offices in Tokyo and Seoul in December 1997. The Company operates its own European technical support operation, located in the London office, and recently expanded this operation into Munich during 1997. In order to successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and develop relationships with additional international vendors. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

  Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, the Company's limited experience in localizing products for foreign countries, cost of localization, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. To date, a significant portion of the Company's international revenues have been denominated in U.S. dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus the Company's business, financial condition and results of operations.

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

  Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risk of Product Defects. Software products as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contain defects, and has discovered software errors in certain of its new products and enhancements after their introduction. The Company could in the future lose or delay recognition of revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company's business has not been adversely affected by any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business--Product Development."

  Risks Associated with Acquisitions. As part of its business strategy, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, the Company recently acquired WMI. Such acquisition will, and any future acquisitions or investments would, expose the Company to the risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations; information systems and personnel of the acquired businesses; the potential disruption of the Company's ongoing business; the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers; the maintenance of uniform standards, controls, procedures and policies; and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

  Possible Volatility of Stock Price. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. See "Market for the Registrant's Common Equity and Related Stockholder Matters".

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

  Year 2000. In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. During 1997 the Company began to assess the changes, if any, required to its computer programs and hardware. Efforts will be made to modify or replace any non-compliant software, systems and equipment by the year 1999. Further, the Company is aware of the risks to third parties and the potential adverse impact on the Company resulting from the failure by these parties to adequately address the year 2000 problem. The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance be given that the year 2000 problem will not have an adverse impact on the Company's earnings.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages are as follows:


NAME                       AGE       POSITION
----                       ---       --------
Jeffrey A. Miller           47       President, Chief Executive Officer and Director
Mark S. Garrett             40       Vice President, Chief Financial Officer and Secretary
Paul J. Hoffman             47       Vice President, Worldwide Sales
Robert K. Reid              47       Vice President, Manufacturing Industry Group
Howard I. Shao              42       Vice President, Product Development
Burnes S. Hollyman          46       Vice President, Consulting Services

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

  Mark S. Garrett has served the Company's Vice President, Chief Financial Officer and Secretary since January 1997. From February 1995 through December 1996, Mr. Garrett was Vice President of Worldwide Corporate Financial Planning and Analysis at Cadence. From August 1994 to February 1995, Mr. Garrett served as Finance Group Director for the Spectrum Services division at Cadence. From January 1993 to July 1994, Mr. Garrett was Finance Group Director for Technology Development at Cadence. From June 1991 to December 1992, Mr. Garrett was Division Controller and Finance Director for the Systems and CAE Divisions of Cadence. From June 1979 to May 1991, Mr. Garrett held various financial positions at IBM Corporation. Mr. Garrett received his M.B.A. from Marist College and his B.S.B.A. from Boston University.

  Paul J. Hoffman has served as the Company's Vice President, Worldwide Sales since September 1996. From September 1994 to September 1996, Mr. Hoffman was Vice President, Worldwide Operations for Oracle, a relational database software company. From June 1992 until September 1994 he served as Vice President, Direct Marketing Division, USA for Oracle and from June 1990 until June 1992 he served as Area Vice President, West for Oracle. Mr. Hoffman received his B.S. in Finance from Fairfield University.

  Robert K. Reid has served the Company as Vice President, Industry Solutions since January 1997. Prior to that, Mr. Reid was the Company's Vice President of Marketing since August 1993. From 1988 to August 1993, Mr. Reid was Vice President of Marketing for Octel Communications Corp., a voicemail company. From 1983 to 1988, Mr. Reid was Vice President of Marketing for NBI, Inc., an office systems company. From 1980 to 1983, Mr. Reid was Vice President of Marketing for Zenith Data Systems Corp., a personal computer company. Mr. Reid received his B.S. in Communications from the University of Tennessee.

  Howard I. Shao, a founder of the Company, has served as Vice President, Product Development since January 1997. Prior to that, Mr. Shao was the Company's Vice President, Research and Development since June 1990. From 1984 to June 1990, Mr. Shao held a variety of management positions at Ingres Corporation, a relational database company, including Director Product Development. From 1981 to 1984, Mr. Shao was the Manager of Department Database Processor at TTI/Citicorp, a software division of Citicorp. Mr. Shao was a co-founder of Transtech International, a software company. Mr. Shao received his M.B.A. from Pepperdine University and a B.S. in Computer Science from the Massachusetts Institute of Technology.

  Burnes S. Hollyman has served as the Company's Vice President, Worldwide Consulting Services since December 1997. From 1993 to December 1997, Mr. Hollyman was Vice President of Renaissance Worldwide, a business and technology strategy/solutions provider and professional services company. While there he held several positions including Vice President in charge of the New York Regional office, Practice Leader in charge of the New Media Practice, and Chief Information Officer for several years. From 1986 to 1993, Mr. Hollyman was a

Director and Practice Leader at The DMR Group in the Emerging Technologies Practice. From 1983 to 1986 he was a Senior Manager at Peat, Marwick Mitchell in its High Technology Practice. Mr. Hollyman has a B.A. degree from New York University and an M.A. from the University of Texas, with PhD coursework at the University of Texas.

EMPLOYEES

  As of December 31, 1997, the Company employed 388 persons, including 167 in sales and marketing, 51 in its consulting and training services organization, 35 in customer support, 88 in research and development and 47 in finance and administration. Of these, 77 are located in Europe, and the remainder are located in North America. The Company's employees are not represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

  As of December 31, 1997 the Company leased all of its facilities and its principal locations are in or near the following cities:


                                                  LEASE
      LOCATION               SQUARE FEET     EXPIRATION DATE             PRINCIPAL ACTIVITIES
      --------               -----------     ---------------             --------------------
Pleasanton, CA.............       61,200     October, 2001          Corporate HQ, Development, Sales,
                                  27,700     February, 2007         Marketing, Services and support

Philadelphia, PA...........       11,154     July 31, 2002          Sales, Marketing, Services and
                                                                    support

Chicago, IL................        9,624     July, 2001             Sales, Marketing, Services and
                                                                    support

Munich, Germany............        7,013     October, 2001          Sales, Services

Stockley Park, England.....       35,520     April, 2013            Sales, Marketing, Services and
                                                                    support

  The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 88,900 square feet and are located in three buildings in Pleasanton, California under leases which expire in October, 2001 and February, 2007. In addition, the Company leases offices for sales, marketing and customer service activities in selected locations throughout the U.S., Europe and Asia.

  In 1998, the Company anticipates expanding existing facilities depending upon the availability of suitable additional space. Currently the Company is seeking to expand its facilities and the Company could experience difficulty finding adequate space for expansion Failure to obtain space or to obtain it on reasonably attractive commercial terms may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "DCTM". The Company completed its initial public offering of its common stock on February 5, 1996 at an offering price of $24.00 per share. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq National Market.


                                                 HIGH        LOW
                                                ------      ------
Fiscal 1996:
     First Quarter (from February 5, 1996)      $40.00      $28.00
     Second Quarter                              46.50       29.88
     Third Quarter                               33.00       22.25
     Fourth Quarter                              41.50       30.50

Fiscal 1997:
     First Quarter                              $38.00      $13.81
     Second Quarter                              26.00       13.75
     Third Quarter                               39.00       24.38
     Fourth Quarter                              42.25       26.00


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

  As of December 31, 1997, the number of common stockholders of record was 316.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future. In addition, an existing bank credit agreement currently restricts the Company's ability to pay cash dividends without the bank's consent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                              YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                         1997           1996              1995            1994           1993
                                                        -------         -------         -------        -------         -------
                                                                       (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
 Licenses                                               $54,536         $34,630         $20,377        $ 8,919         $ 1,557
 Services                                                21,099          10,672           5,079          1,454             507
                                                        -------         -------         -------        -------         -------
  Total revenues                                         75,635          45,302          25,456         10,373           2,064
                                                        -------         -------         -------        -------         -------

Cost of revenues:
 Licenses                                                 2,453           1,923           1,188            518             134
 Services                                                12,327           6,845           3,324          1,304             283
                                                        -------         -------         -------        -------         -------
  Total cost of revenues                                 14,780           8,768           4,512          1,822             417
                                                        -------         -------         -------        -------         -------
Gross profit                                             60,855          36,534          20,944          8,551           1,647
                                                        -------         -------         -------        -------         -------

Operating expenses:
 Sales and marketing                                     35,084          19,909          12,513          6,254           1,595
 Research and development                                10,986           7,880           4,512          2,523           1,750
 General and administrative                               5,976           4,114           2,430          1,738           1,134
                                                        -------         -------         -------        -------         -------
  Total operating expenses                               52,046          31,903          19,455         10,515           4,479
                                                        -------         -------         -------        -------         -------
Income (loss) from operations                             8,809           4,631           1,489         (1,964)         (2,832)
                                                        -------         -------         -------        -------         -------
Interest and other income, net                            2,333           2,268             239             75               9
                                                        -------         -------         -------        -------         -------
Income (loss) before income tax provision                11,142           6,899           1,728         (1,889)         (2,823)
Provision for income taxes                               (3,788)         (2,415)           (468)            --              --
                                                        -------         -------         -------        -------         -------
Net income (loss)                                       $ 7,354         $ 4,484         $ 1,260        $(1,889)        $(2,823)
                                                        =======         =======         =======        =======         =======
Net income per basic common share(1)                    $  0.51         $  0.33         $  0.73
                                                        =======         =======         =======
Shares used in basic share computation(1)                14,463          13,790           1,731
                                                        =======         =======         =======
Net income per diluted common share(1)                  $  0.49         $  0.30         $  0.10
                                                        =======         =======         =======
Shares used in diluted share computation(1)              15,098          14,734          12,934
                                                        =======         =======         =======


CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                              $ 14,236        $  5,369         $ 5,978        $ 6,289         $ 3,658
Short-term investments                                   78,895          46,803              --             --              --
Working capital                                          91,697          51,821           4,624          5,256           3,630
Total assets                                            127,203          74,944          16,501         10,916           5,368
Long-term obligations                                        --             211             691            544             542
Mandatorily redeemable convertible preferred stock           --              --          13,391         13,391           8,940
Stockholders' equity (deficit)                          102,033          59,332          (5,746)        (7,286)         (5,479)


________
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per basic and diluted shares.

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

OVERVIEW

  Documentum, which was formed in 1990, develops, markets and supports a family of Intranet and client/server software-based solutions that enable companies to share, manage, and reuse the vital corporate knowledge contained in documents. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products. In 1996, the Company expanded its presence in the market for Web technologies by introducing its Documentum RightSite engine for extending document management capabilities to Web content, and a family of Web-based clients. During 1997, the Company introduced four DocSolutions: the DocSolution for Standard Operating Procedures ("SOPs"), the DocSolution for Engineering Change Notices ("ECNs"), the DocSolution for Swaps and Derivatives, and the DocSolution for Retail and Banking SOPs. Also, during 1997, the Company introduced and shipped Documentum DocLink for SAP, introduced and shipped the Documentum DocPage Server and Documentum WorkSpace products in a localized Kanji version and expanded its sales efforts in the Asia-Pacific region. The Company expects that Documentum EDMS-related license and service revenues will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

  Since inception, the Company has invested significant resources in developing its EDMS software and related solutions, as well as building its sales, services, marketing, and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

  Although the Company has experienced significant revenue growth in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly basis. See "Risk Factors--Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results".

RECENT DEVELOPMENTS

  On January 5, 1998 the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for approximately 192,473 shares of the Company's common stock valued on the transaction date at $6.7 million. The acquisition was accounted for as a pooling of interests. WMI is a professional services firm with approximately 35 employees located in Oakland, California specializing in the design, the development and the implementation of document management systems for the semiconductor industry. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. As of December 31, 1997, WMI had revenues of approximately $4 million and gross assets of approximately $1 million and the Company believes this will have an immaterial effect on the Company's financial statements as a whole. The Company expects to record merger expenses of approximately $2 million in connection with the acquisition in the first quarter of 1998.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:


AS A PERCENTAGE OF TOTAL REVENUES                      YEAR ENDED DECEMBER 31,
                                               -------------------------------------
                                                1997           1996            1995
                                               -----           -----           -----
Revenues:
 Licenses                                        72%             76%             80%
 Services                                        28%             24%             20%
                                               -----           -----           -----
  Total revenues                                100%            100%            100%
                                               -----           -----           -----
Cost of revenues:
 Licenses                                         3%              4%              4%
 Services                                        16%             15%             13%
                                               -----           -----           -----
  Total cost of revenues                         19%             19%             17%
                                               -----           -----           -----
Gross profit                                     81%             81%             83%
                                               -----           -----           -----
Operating expenses:
 Sales and marketing                             46%             44%             49%
 Research and development                        15%             17%             18%
 General and administrative                       8%              9%             10%
                                               -----           -----           -----
  Total operating expenses                       69%             70%             77%
                                               -----           -----           -----
Income from operations                           12%             11%              6%
                                               -----           -----           -----

Interest and other income, net                    3%              5%              1%
                                               -----           -----           -----
Income before income tax provision               15%             16%              7%

Provision for income taxes                       (5%)            (6%)            (2%)
                                               -----           -----           -----
Net income                                       10%             10%              5%
                                               =====           =====           =====

AS A PERCENTAGE OF RELATED REVENUES:

Cost of license revenues                          4%              6%              6%
Cost of service revenues                         58%             64%             65%

Revenues

  The Company's revenues are derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, consulting and training services. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is deferred until the obligation has been satisfied. Allowances for estimated future returns are provided upon shipment. Annual maintenance and support revenues are recognized for providing ongoing support and product updates and are recognized ratably over the term of the contract. Renewals of maintenance contracts are recorded when collectibility is deemed probable. Revenues from consulting and training are recognized when the services are performed and collectibility is deemed probable.

  In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company currently intends to adopt for transactions entered during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". The Company believes that the adoption of SOP 97-2 will not have a significant impact on its current licensing or revenue recognition practices.

  License revenues increased by 57% to $54.5 million in 1997, by 70% to $34.6 in 1996 and by 128% to $20.4 million in 1995, representing 72%, 76% and 80% of total revenues in the respective periods. The growth in license revenues was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as an increase in the number of customers who purchased additional product licenses, and the expansion of the Company's sales organization. In 1997, 1996 and 1995 license revenues from Xerox and certain Xerox affiliates, as systems integrators, a VAR and a distributor for the Company's products, accounted for 6%, 14% and 30% of total license revenues respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's stategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recoginition of license revenue. The Company's first quarter revenues and earnings in any year are typically flat or lower as compared to the immediate preceding fourth quarter, due to seasonality, which the Company believes is common in the software industry.

  Service revenues increased by 98% to $21.1 million in 1997, by 110% to $10.7 million in 1996, and by 249% to $5.1 million in 1995, representing 28%, 24% and 20% of total revenues in the respective periods. The increase in both service revenue dollars and in service revenues as a percent of total revenues was attributable to an increased demand for services as well as a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services consulting staff.

  The Company markets its products through its direct sales force and its indirect channel partners. While historically, the Company has generated the majority of its revenues from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenues from all indirect channel partners comprised 23%, 32% and 36% of license revenues in 1997, 1996 and 1995 respectively. The decrease in indirect channel revenues as a percentage of license revenues was due to a rapid increase in the direct sales force during 1997 and 1996. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that Company's indirect channel partners will elect or be able to continue to market or support Documentum EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners. See "Risk Factors--Reliance on Certain Relationships."

  International revenues represented 33%, 29% and 26% of license revenues in 1997, 1996 and 1995, respectively. The increase in international revenues as a percent of license revenues for the year ended December 31, 1997 is due to the expansion of the Company's sales force in Europe. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  While the Company believes that large multinational organizations represent a significant opportunity for revenue growth and the Company intends to continue expansion of its international sales operations, there can be no assurance that the Company will be successful in meeting the requirements of these large organizations or that the Company will be able to effectively support this international expansion. The Company's international sales are primarily denominated in U.S. dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition. See "Risk Factors--International Operations".

  Cost of revenues

  Cost of license revenues consists primarily of the royalties paid to third-party vendors. It also includes product costs such as packaging, documentation, production and freight. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenues increased by 28% to $2.5 million in 1997, by 62% to $1.9 million in 1996 and by 129% to $1.2 million in 1995, representing 4%, 6% and 6% of the related license revenues in 1997, 1996 and 1995. The decrease in cost of license revenues as a percentage of license revenues was principally related to the increase in license revenue relative to the fixed royalty fees. The Company expects the cost of license revenue to increase in dollar amount as the related license revenue increases.

  Cost of services revenues consists primarily of personnel-related costs incurred in providing consulting services, training to customers and telephone support. Cost of services revenues increased by 80% to $12.3 million in 1997, by 106% to $6.8 million in 1996 and by 155% to $3.3 in 1995, representing 58%, 64% and 65% of the related services revenues in 1997, 1996 and 1995, respectively. The increase in cost of services revenues in dollar amount was a result of increased personnel-related costs as the Company expanded its customer support, training and service operations to support its increased installed customer base in both the United States and Europe, as well as payments to third parties for consulting services. The decrease in cost of service revenues as a percentage of service revenues was primarily due to economies of scale realized as certain expenses such as technical support grew proportionately less than maintenance revenues. The Company expects the cost of services revenue to increase in dollar amount as the related services revenue increases.

  Operating Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 76% to $35.1 million in 1997, by 59% to $19.9 million in 1996 and by 100% to $12.5 million in 1995 representing 46%, 44% and 49% of total revenues for 1997, 1996 and 1995, respectively. The increase in dollar amount was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including increasing the number of sales teams and increasing the number of marketing and DocSolution programs. The Company expects that sales and marketing expenses will increase in dollar amount to support the Company's anticipated revenue growth.

  Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 39% to $11.0 million in 1997, by 75% to $7.9 million in 1996 and by 79% to $4.5 million in 1995, representing 15%, 17%, and 18% of total revenues in 1997, 1996 and 1995, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in dollar amount in order to support increased development efforts to both existing products and new products.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 45% to $6.0 million in 1997, by 69% to $4.1 million in 1996 and by 40% to $2.4 million in 1995, representing 8%, 9% and 10% of total revenues in 1997, 1996 and 1995, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The decrease in general and administrative expenses as a percentage of revenues was primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The Company expects general and administrative expenses to increase in dollar amount in order to support the growing needs of the Company.

  Interest and other income, net

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses and interest expense.
Interest and other income, net increased by 3% to $2.3 million in 1997, by 849% to $2.3 million in 1996 and by 219% to $0.2 million in 1995. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

 Provision for income taxes

  The Company's effective tax rates for 1997, 1996 and 1995 were 34%, 35% and 27%, respectively. These rates differ from the statutory rate primarily due to state and foreign taxes, utilization of tax credits and tax advantaged investments. The Company anticipates that its effective tax rate will not increase significantly in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Since 1993, the Company has financed its operations primarily through the sale of stock and through cash generated from operations. In February 1996, the Company completed its initial public offering, whereby it sold 2,058,000 shares of its common stock, and received net proceeds of approximately $45 million.
In October 1997, the Company completed a secondary public offering, whereby it sold 1,115,700 shares of its common stock, and received net proceeds of approximately $31 million.

  The Company's cash and investments totaled $93.1 million at December 31, 1997 representing 73% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

  Net cash provided by operating activities was $13.6 million, $4.6 million and $1.5 million in 1997, 1996 and 1995, respectively. For the year ended December 31, 1997, the cash generated by operations was primarily attributable to net income of $7.4 million, growth in accrued liabilities of $7.1 million, depreciation and amortization of $3.4 million and deferred revenue of $3.3 million, offset by the increase in accounts receivable of $7.9 million. For the year ended December 31, 1996, the cash generated by operations was primarily attributable to net income of $4.5 million, growth in accrued liabilities of $3.4 million and deferred revenue of $2.8 million, offset by the increase in accounts receivable of $8.1 million. For the year ended December 31, 1995, the cash generated by operations was primarily attributable to net income of $1.3 million, depreciation and amortization of $0.9 million and increases in accrued liabilities of $2.2 million and deferred revenue of $1.1 million, offset by $0.8 million increase in accounts receivable of $3.5 million and other assets of $809,000. In 1997, 1996 and 1995, capital expenditures of $6.9 million, $5.2 million and $2.8 million, respectively, were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

  On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a new bank. The Facility allows for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%, (2) the LIBOR plus 1.0%, or (3) at the bank's competitive bid rate and expires in December 1999. The Company must comply with certain financial covenants and conditions as described in the Facility, which the Company was in compliance with as of February 28, 1998.

  The Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

  The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors--Risks Associated with Acquisitions".

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

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

YEAR 2000 DISCLOSURE

  In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. During 1997 the Company began to assess the changes, if any, required to its internal computer programs and hardware. Efforts will be made to modify or replace any non-compliant software, systems and equipment by the year 1999. Further, the Company is aware of the risks to third parties and the potential adverse impact on the Company resulting from the failure by these parties to adequately address the year 2000 problem. The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance be given that the year 2000 problem will not have an adverse impact on the Company's earnings.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT'S, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form:

                                                                                                   PAGE NUMBER
                                                                                                 ---------------
      1.     Consolidated Financial Statements

              Report of Independent Accountants  ...........................................           F-1

              Consolidated Balance Sheets as of December 31, 1997 and 1996  ................           F-2

              Consolidated Statement of Operations for the three years ended
              December 31, 1997  ...........................................................           F-3

              Consolidated Statement of Cash Flows for the three years ended
              December 31, 1997  ...........................................................           F-4

              Consolidated Statement of Stockholders' Equity(Deficit) for the three
              years ended December 31, 1997  ...............................................           F-5

              Notes to Consolidated Financial Statements  ..................................           F-6

      2.      Financial Statement Schedules for the three years ended December 31, 1997

              All schedules not listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

      3.      Exhibits: See accompanying Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form.

  (b) Reports on Form 8-K

     None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 1998.


                           DOCUMENTUM, INC.


                           By:         /s/ Mark S. Garrett
                              ---------------------------------------------
                                            MARK S. GARRETT
                               VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

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

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March, 1998.

              SIGNATURE                                    TITLE
              ---------                                    -----
      /s/ Jeffrey A. Miller                        President, Chief Executive Officer and
--------------------------------------              Director (Principal Executive Officer)
          JEFFREY A. MILLER



     /s/ Mark S. Garrett                           Vice President and Chief Financial
--------------------------------------              Officer (Principal Financial and
         MARK S. GARRETT                            Accounting Officer)


     /s/ Robert V. Adams
--------------------------------------             Chairman
         ROBERT V. ADAMS


      /s/ Kathryn C. Gould
--------------------------------------             Director
          KATHRYN C. GOULD


     /s/ Colin J. O'Brien
--------------------------------------             Director
         COLIN J. O'BRIEN


     /s/ John L. Walecka
--------------------------------------              Director
         JOHN L. WALECKA


    /s/ Edward J. Zander
--------------------------------------              Director
       EDWARD J. ZANDER

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Documentum, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 27 present fairly, in all material respects, the financial position of Documentum, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Jose, California
January 20, 1998

                                DOCUMENTUM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                      December 31,
                                                                                                -----------------------
                                                                                                  1997           1996
                                                                                                --------        -------
ASSETS

Current assets:
         Cash and cash equivalents                                                              $ 14,236        $ 5,369
         Short-term investments                                                                   78,895         46,803
         Accounts receivable, net of allowances of $2,537 and $1,069                              19,996         13,531
         Other current assets                                                                      3,740          1,519
                                                                                                --------        -------
                Total current assets                                                             116,867         67,222

Property and equipment, net                                                                        9,837          6,339
Other assets                                                                                         499          1,383
                                                                                                --------        -------
                                                                                                $127,203        $74,944
                                                                                                ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                                       $  1,721        $ 1,488
         Accrued liabilities                                                                      15,203          8,124
         Deferred revenue                                                                          8,224          4,956
         Current portion of long term obligations                                                     22            833
                                                                                                --------        -------
              Total current liabilities                                                           25,170         15,401
                                                                                                --------        -------
Long term obligations, less current portion                                                          --             211
                                                                                                --------        -------

Commitments  (Note 9)

Stockholders' equity:
         Preferred stock, $0.001 par value; 5,000 shares authorized
              none issued and outstanding                                                             --             --
         Common stock, $0.001 par value; 35,000 shares authorized;
              15,603 and 14,187 shares issued and outstanding                                         16             14
         Additional paid-in capital                                                               96,830         61,450
         Cumulative translation adjustment                                                             8             43
         Retained earnings (accumulated deficit)                                                   5,179         (2,175)
                                                                                                --------        -------
              Total stockholders' equity                                                         102,033         59,332
                                                                                                --------        -------
                                                                                                $127,203        $74,944
                                                                                                ========        =======

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Year Ended December 31,
                                                        ---------------------------------------
                                                         1997            1996            1995
                                                        -------         -------         -------
Revenues:
 Licenses (including $3,340, $5,323 and
  $6,104 from a stockholder and its affiliates)         $54,536         $34,630         $20,377
 Services                                                21,099          10,672           5,079
                                                        -------         -------         -------
  Total revenues                                         75,635          45,302          25,456
                                                        -------         -------         -------
Cost of revenues:
 Licenses                                                 2,453           1,923           1,188
 Services                                                12,327           6,845           3,324
                                                        -------         -------         -------
  Total cost of revenues                                 14,780           8,768           4,512
                                                        -------         -------         -------
Gross profit                                             60,855          36,534          20,944
                                                        -------         -------         -------

Operating expenses:
 Sales and marketing                                     35,084          19,909          12,513
 Research and development                                10,986           7,880           4,512
 General and administrative                               5,976           4,114           2,430
                                                        -------         -------         -------
  Total operating expenses                               52,046          31,903          19,455
                                                        -------         -------         -------
Income from operations                                    8,809           4,631           1,489
                                                        -------         -------         -------

Interest and other income, net                            2,333           2,268             239
                                                        -------         -------         -------
Income before income tax provision                       11,142           6,899           1,728

Provision for income taxes                               (3,788)         (2,415)           (468)
                                                        -------         -------         -------
Net income                                              $ 7,354         $ 4,484         $ 1,260
                                                        =======         =======         =======
Basic earnings per share                                $  0.51         $  0.33         $  0.73
                                                        =======         =======         =======
Diluted earnings per share                              $  0.49         $  0.30         $  0.10
                                                        =======         =======         =======

Shares used to compute basic
 earnings per share (Note 2)                             14,463          13,790           1,731
                                                        =======         =======         =======
Shares used to compute diluted
 earnings per share (Note 2)                             15,098          14,734          12,934
                                                        =======         =======         =======

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                Year Ended December 31,
                                                                                          ---------------------------------
                                                                                            1997         1996         1995
                                                                                          --------     --------     -------
Cash flows from operating activities:
 Net income                                                                               $  7,354     $  4,484     $ 1,260
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                             3,425        2,064         921
   Provision for doubtful accounts                                                           1,488          672         243
   Deferred tax asset                                                                         (900)      (1,273)         --
   Changes in assets and liabilities:
    Accounts receivable                                                                     (7,953)      (8,130)     (3,501)
    Other current assets and other assets                                                     (437)        (379)       (809)
    Accounts payable                                                                           233          924         110
    Accrued liabilities                                                                      7,079        3,431       2,217
    Deferred revenue                                                                         3,268        2,792       1,063
                                                                                          --------     --------     -------
     Net cash provided by operating activities                                              13,557        4,585       1,504
                                                                                          --------     --------     -------

Cash flows from investing activities:
 Purchases of short-term investments                                                       (97,255)     (92,303)         --
 Sales of investments                                                                       65,163       45,500          --
 Purchases of property and equipment                                                        (6,923)      (5,202)     (2,750)
                                                                                          --------     --------     -------
    Net cash used in investing activities                                                  (39,015)     (52,005)     (2,750)
                                                                                          --------     --------     -------

Cash flows from financing activities:
 Issuance of common stock                                                                   35,382       47,105         335
 Proceeds from term loan                                                                        --          387         973
 Repayments on capital lease obligations                                                      (245)        (276)       (237)
 Repayment on term loan                                                                       (777)        (503)        (81)
                                                                                          --------     --------     -------
    Net cash provided by financing activities                                               34,360       46,713         990
                                                                                          --------     --------     -------
Effect of exchange rate on changes in cash                                                     (35)          98         (55)
                                                                                          --------     --------     -------
Net increase (decrease) in cash and cash equivalents                                         8,867         (609)       (311)
Cash and cash equivalents at beginning of period                                             5,369        5,978       6,289
                                                                                          --------     --------     -------
Cash and cash equivalents at end of period                                                $ 14,236     $  5,369     $ 5,978
                                                                                          ========     ========     =======
Supplemental schedule of cash flow information:
  Interest paid                                                                           $     39     $    127     $   101
  Income taxes paid                                                                       $  2,364     $  2,776     $   181

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                                       Retained
                                                          Common Stock     Additional     Cumulative   Earnings       Total
                                                     --------------------
                                                                             Paid-in     Translation (Accumulated   Stockholders'
                                                     Shares         Amount   Capital      Adjustment   Deficit)     Equity (Deficit)
                                                     ------         ------   -------      ----------   -------      ---------------
Balance as of December 31, 1994                         880         $ 1      $   632       $   --       $ (7,919)    $ (7,286)
Common stock options exercised                        1,000           1          303           --             --          304
Foreign currency translation adjustment                  --          --           --          (55)            --          (55)
Other                                                    --          --           31           --             --           31
Net income                                               --          --           --           --          1,260        1,260
                                                     ------         ---      -------       ------       --------     --------
Balance as of December 31, 1995                       1,880           2          966          (55)        (6,659)      (5,746)
Common stock options exercised                          324          --          647           --             --          647
Employee stock purchase plan                             60          --        1,252           --             --        1,252
Warrants exercised                                       73          --           --           --             --           --
Mandatorily preferred conversion                      9,804          10       13,381           --             --       13,391
Issuance of common stock in public offering net
  of issuance costs                                   2,058           2       45,038           --             --       45,040
Foreign currency translation adjustment                  --          --           --           98             --           98
Other                                                   (12)         --          166           --             --          166
Net income                                               --          --           --           --          4,484        4,484
                                                     ------         ---      -------       ------       --------     --------
Balance as of December 31, 1996                      14,187          14       61,450           43         (2,175)      59,332
Common stock options exercised                          269          --          795           --             --          795
Employee stock purchase plan                             81          --        1,740           --             --        1,740
Issuance of common stock in public offering net
  of issuance costs                                   1,116           2       31,196           --             --       31,198
Tax Benefit                                              --          --        1,493           --             --        1,493
Foreign currency translation adjustment                  --          --           --          (35)            --          (35)
Other                                                   (50)         --          156           --             --          156
Net income                                               --          --           --           --          7,354        7,354
                                                     ------         ---      -------       ------       --------     --------
Balance as of December 31, 1997                      15,603         $16      $96,830       $    8       $  5,179     $102,033
                                                     ======         ===      =======       ======       ========     ========

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

 Foreign currency

  Balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented. To date, the Company does not engage in hedging activities.

 Revenue recognition

  The Company's revenues are derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, consulting and training services. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment. Annual maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract. Revenues from consulting and training are recognized when the services are performed. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company has recognized revenues, for all periods presented, in accordance with Statement of Position 91-1, "Software Revenue Recognition" ("SOP 97-1").

  In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position No 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company currently intends to adopt for transactions entered into in the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-
1. The Company believes that the adoption of SOP 97-2 will not have a significant impact on its current licensing or revenue recognition practices.

 Cash and cash equivalents

  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                DOCUMENTUM, INC.

 Financial instruments

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company deposits substantially all of its cash with a single financial institution.

  The Company classifies all investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which requires investment securities to be classified as either held to maturity, trading or available-for-sale. The Company's short-term investments, all of which are classified as available-for-sale, are managed by a single financial institution. At December 31, 1997, the fair value of these short-term investments approximated amortized cost and primarily mature within the next 12 months. Unrealized gains and losses have been insignificant for all periods presented. The following table details the Company's short-term investments at December 31, 1997:

                                      Amortized
                                        Cost
                                      ---------
                                    (in thousands)

Certificates of deposit                $ 4,000
Commercial paper                        18,359
U.S. government agencies                 6,976
Municipal bonds and notes               36,560
Corporate bonds and notes                4,000
Market auction preferred stock           9,000
                                       -------
                                       $78,895
                                       =======

  The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses. At December 31, 1997, two customers, including Xerox and affiliated entities comprised 15% of accounts receivable. At December 31, 1996, two customers comprised 26% of accounts receivable. Revenues from export sales, primarily to Europe, were approximately 33%, 29% and 26% of license revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

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

 Equity-based compensation plans

  Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to measure compensation costs for its plans using the intrinsic value base method of accounting for stock issued to employees. Pro forma disclosures of net income and earnings per share are reflected in the notes to the financial statements as if the fair value based method of accounting was adopted.

 Net income per share

  The Company has adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and diluted EPS, for companies with potentially dilutive securities, such as options. Earnings per share for all prior periods have been restated to conform with the provisions of SFAS 128.

  Basic earnings per share is computed using the weighted average number of shares of common stock. Diluted earnings per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

 Recent accounting pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

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

                                DOCUMENTUM, INC.

NOTE 3--RELATED PARTY TRANSACTIONS:

  The Company has distribution agreements with Xerox and affiliated entities which provide Xerox or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. For the years ended December 31, 1997, 1996 and 1995, the Company recognized license revenues from Xerox and affiliated entities of $3,340,000, $5,323,000, and $6,104,000, respectively, and incurred expenses primarily for support services provided by Xerox and affiliated entities of $49,000, $410,000, and $283,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The net amount due from Xerox and affiliated entities was $2,181,000, $737,000 and $622,000 at December 31, 1997, 1996 and 1995, respectively. Management believes that the revenues, gross profit and costs and expenses relating to these transactions are indicative of amounts which would have been incurred or realized from nonrelated parties. At December 31, 1997, Xerox owned approximately 10% of the Company's outstanding common shares.

NOTE 4--BALANCE SHEET COMPONENTS:

                                                     December 31,
                                              -------------------------
      Allowance for doubtful accounts          1997     1996      1995
                                              ------   ------    ------
                                                   (in thousands)

      Balance at beginning of period          $1,069   $  647   $ 511
      Charged to costs and expenses            1,488      672     243
      Deductions                                 (20)    (250)   (107)
                                              ------   ------   ------
      Balance at end of period                $2,537   $1,069   $ 647
                                              ======   ======   ======


                                                         December 31,
                                                      -----------------
      Property and equipment                           1997      1996
                                                      -------   -------
                                                        (in thousands)

         Computer equipment                           $10,489   $ 6,016
         Office equipment                               1,486       989
         Furniture & fixtures                           2,289     1,396
         Leasehold improvements and other               2,514     1,454
                                                      -------   -------
                                                       16,778     9,855
         Accumulated depreciation and amortization     (6,941)   (3,516)
                                                      -------   -------
                                                      $ 9,837   $ 6,339
                                                      =======   =======


                                                     December 31,
                                                -----------------------
                                                 1997             1996
                                                -------          ------
                                                     (in thousands)
Current accrued liabilities
         Compensation & related benefits       $  6,479        $  3,617
         Taxes payable                            3,663           1,103
         Other current liabilities                5,061           3,404
                                               --------        --------
                                               $ 15,203        $  8,124
                                               ========        ========

                                DOCUMENTUM, INC.

NOTE 5--LINE OF CREDIT:

  On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a new bank. The Facility allows for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%, (2) the LIBOR plus 1.0%, or (3) at the bank's competitive bid rate and expires in December 1999. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company was in compliance with the related covenants as of February 28, 1998.

NOTE 6--STOCKHOLDERS' EQUITY:

 Common stock

  Common stock as of December 31, 1997, reflects the sale of 1,115,700 shares of common stock issued in the Company's public offering completed on October 30, 1997 and the sale of 2,058,000 shares of common stock issued in the Company's initial public offering completed on February 5, 1996. Aggregate net proceeds to the Company from both offerings were approximately $76 million. Upon the closing of the Company's initial public offering all Mandatorily Redeemable Convertible Preferred Stock outstanding converted into an aggregate of 9,803,975 shares of common stock.

 Preferred stock warrants

  In connection with a lease line of credit in March 1994, the Company granted the lessor a warrant to purchase 295,636 shares of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock. This warrant was fully exercised on a net basis on December 18, 1996 and converted into 57,158 common stock.

  On October 31, 1994, the Company granted the bank a warrant to purchase 87,500 shares of the Company's Series C Mandatorily Redeemable Convertible Preferred Stock, in connection with a line of credit and term note. This warrant was fully exercised on a net basis on October 25, 1996 and converted into 15,425 common stock.

NOTE 7--EARNINGS PER SHARE

The following is a reconciliation of the computation for basic and diluted EPS:

                                       Year Ended December 31,
                                     --------------------------
                                       1997      1996     1995
                                     -------   -------  -------
                                            (in thousands)

Net income                           $ 7,354   $ 4,484  $ 1,260
                                     =======   =======  =======
Shares calculation
  Weighted average basic shares
     outstanding                      14,463    13,790    1,731
                                     =======   =======  =======
Effect of dilutive securities
  Convertible preferred stock             --        --    9,804
  Options                                635       877    1,328
  Warrants                                --        67       71
                                     -------   -------  -------
   Total shares used to compute
   diluted earnings per share         15,098    14,734   12,934
                                     =======   =======  =======

                                DOCUMENTUM, INC.

  Options to purchase 891,007 shares of common stock at prices ranging from $28.94 to $46.00 per share were outstanding at December 31, 1997 but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

NOTE 8--STOCK OPTION AND BENEFIT PLANS:

 1993 Equity Incentive Plan

  In March 1993, the Board of Directors adopted the 1993 Equity Incentive Plan (the "Plan") providing for the issuance of nonstatutory common stock options to employees and consultants of the Company. The Board of Directors has amended the Plan providing for the grant of incentive stock options ("ISOs"), stock bonuses and stock appreciation rights and allowing for the sale of restricted stock. Under the Plan a total of 4,700,138 shares have been authorized for issuance.

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

  Options granted under the Plan may be exercisable prior to vesting subject to repurchase by the Company at the option exercise price paid per share with such repurchase right generally lapsing with respect to 25% after the first year and ratably each month over the remaining thirty-six month period. In 1997, 1996 and 1995 the Company issued 880,000, 571,900, and 701,300 options under the Plan, respectively. At December 31, 1997, 140,000 shares were subject to repurchase by the Company.

 Non-employee Directors' Stock Option Plan

  In November 1995, the Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 150,000 nonstatutory stock options to non-employee directors of the Company. Each non-employee director of the Company was granted a nonstatutory option to purchase 15,000 shares of common stock upon the effective date of the initial public offering. Each non-employee director of the Company will automatically be granted a nonstatutory option to purchase 15,000 shares of common stock upon the date on which such person becomes a director. On June 30, 1997, each non-employee director of the Company was granted an annual option to purchase 5,000 shares of common stock. The plan provides an additional option to purchase 5,000 shares of common stock that will be granted on June 30th of each year, provided such person has served continuously as a non-employee director for the past 6 months. Options under the Directors' Plan will be granted at the fair value of the stock and will vest one-third at date of grant and the remaining options will vest in two equal annual installments.

  In 1997 and 1996, the Company issued 25,000 and 75,000 options under the Directors' Plan, respectively.

 1996 Non-officer Equity Incentive Plan

   In October 1996, the Board of Directors adopted the 1996 Non-Officer Equity Incentive Plan (the "Incentive Plan") providing for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to employees and consultants of the Company. This plan explicitly excludes directors and employees serving as officers of the Company. Under the Incentive Plan, a total of 1,775,000 shares have been authorized for issuance.

                                DOCUMENTUM, INC.

  Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share for nonstatutory stock options, stock bonuses and restricted stock purchases as determined by the Board of Directors. Options granted under the Incentive Plan are exercisable only upon vesting.

  In 1997 and 1996, the Company issued 813,150 and 142,301 options under the Incentive Plan, respectively.

  A summary of activity under all the plans is as follows:

                                               Options Outstanding
                                          ----------------------------
                                                          Weighted
                                                           Average
                                            Shares     Excercise Price
                                           ---------   ---------------

  Outstanding as of December 31, 1994      1,487,694      $   0.31
                                           ---------
         Granted                             701,300      $   2.74
         Exercised                          (999,899)     $   0.42
         Canceled                            (29,834)     $   0.89
                                           ---------
  Outstanding as of December 31, 1995      1,159,261      $   1.88
                                           ---------
         Granted                             789,201      $  29.39
         Exercised                          (324,591)     $   0.81
         Canceled                           (119,845)     $   8.24
                                           ---------
  Outstanding as of December 31, 1996      1,504,026      $  16.06
                                           ---------
         Granted                           1,718,150      $  30.23
         Exercised                          (269,131)     $   2.95
         Canceled                           (188,727)     $  23.82
                                           ---------
  Outstanding as of December 31, 1997      2,764,318      $  25.32
                                           =========

  At December 31, 1997 options to purchase 936,843 shares were vested and 1,487,642 shares were available for future grant under all the plans.

  During the year ended December 31, 1996, the Company had granted certain options for the purchase of common stock on which the Company will amortize approximately $73,000 annually of compensation expense over the four-year vesting period of the options.

                                DOCUMENTUM, INC.

  The following table summarizes information regarding stock options outstanding at December 31, 1997:

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                ----------------------------------------       ----------------------------
                                               WEIGHTED
                                 NUMBER        AVERAGE                           NUMBER
                               OUTSTANDING    REMAINING        WEIGHTED        EXERCISABLE
                                   AT         CONTRACTUAL      AVERAGE             AT           WEIGHTED
                               DECEMBER 31,     LIFE           EXERCISE        DECEMBER 31,      AVERAGE
RANGE OF EXERCISES PRICES        1997          (YEARS)          PRICE             1997        EXERCISE PRICE
-------------------------      -----------    -----------      --------        ------------   --------------
$ 0.31 - $16.00                   573,091       7.52           $ 5.27            500,241       $   3.72
$17.13 - $29.44                   685,862       8.83           $25.28            242,947       $  24.36
$29.50 - $31.75                   593,546       9.60           $30.69            498,840       $  30.64
$32.00 - $33.88                   647,750       9.24           $33.26            485,550       $  33.14
$34.75 - $46.00                   264,069       8.76           $37.42            135,073       $  37.89
                               ----------                                      ---------
$ 0.31 - $46.00                 2,764,318       8.81           $25.32          1,862,651       $  23.77
                               ==========                                      =========

  Options outstanding and options exercisable above do not include shares subject to repurchase by the Company at December 31, 1997.

  Employee Stock Purchase Plan

     In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 350,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to a maximum of $15,000 per calendar year, to be used to purchase shares of the common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. During 1997 and 1996, approximately 81,000 and 60,000 common shares were purchased under the Purchase Plan, respectively.

  Pro forma stock compensation disclosure

     The Company applies the intrinsic value method prescribed by APB No. 25. "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                       1997     1996    1995
                                     -------   ------   ----
     Net income (in thousands):
       As reported                    $7,354   $4,484   $1,260
       Pro forma                      $2,856   $2,015   $1,159
     Basic earnings per share:
       As reported                    $ 0.51   $ 0.33   $ 0.73
       Pro forma                      $ 0.20   $ 0.15   $ 0.67
     Diluted earnings per share:
       As reported                    $ 0.49   $ 0.30   $ 0.10
       Pro forma                      $ 0.19   $ 0.14   $ 0.09

  Earnings per share was computed using the method described in Note 2.

                                DOCUMENTUM, INC.

  The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

                                           Year Ended December 31,
                                   ------------------------------------
                                     1997         1996          1995
                                   --------      --------      --------
        Volatility                   63.67%       62.90%        62.90%
        Risk-free interest rate       6.00%        6.00%         5.96%
        Dividend yield                  --           --            --
        Expected lives                   4            4             4
        Weighted average fair value $28.23       $31.57        $ 2.87


  The fair value of the shares granted under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions:


                                   Year Ended December 31,
                                   ----------------------
                                     1997         1996
                                   --------      --------
        Volatility                   63.67%       62.90%
        Risk-free interest rate       6.00%        6.00%
        Dividend yield                  --           --
        Expected lives                   2            2
        Weighted average fair value $28.23       $31.57


  The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to January 1, 1995.

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

                                DOCUMENTUM, INC.

NOTE 9--COMMITMENTS:

 Leases

  The Company is obligated under non-cancelable operating leases for office space which expire at various times through 2013. Certain leases for office space provide for scheduled rent increases and contain options for additional space. Rent expense is recognized ratably over the lease term. Future minimum lease commitments under these leases at December 31, 1997 are as follows (in thousands):

                                           Leases
                                         ----------
     Year ending December 31,
           1998                            $ 2,637
           1999                              2,578
           2000                              2,563
           2001                              2,321
           2002                              1,425
     Thereafter                             10,903
                                         -----------
                                           $22,427
                                         ===========

  Total rent expense was approximately $2,432,000, $1,278,000, $696,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 10--INCOME TAXES:

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                                                       Year Ended December 31,
                                                                                -----------------------------------
                                                                                 1997            1996          1995
                                                                                ------          ------         ----
Current:
 Federal..............................................................          $3,336          $2,262         $217
 State................................................................             632             531           92
 Foreign..............................................................             720             895          159
                                                                                ------          ------         ----
                                                                                 4,688           3,688          468
                                                                                ------          ------         ----
Deferred:
 Federal..............................................................            (768)         (1,144)          --
 State................................................................            (132)           (129)          --
                                                                                ------          ------         ----
                                                                                  (900)         (1,273)          --
                                                                                ------          ------         ----
                                                                                $3,788          $2,415         $468
                                                                                ======          ======         ====

  The components of income before income tax provision are as follows (in thousands):

                                                                            Years Ended December 31,
                                                                         ------------------------------
                                                                            1997      1996      1995
                                                                         ----------  -------  ---------
  Domestic income..................................................         $ 9,442   $5,190     $1,281
  Foreign income...................................................           1,700    1,709        447
                                                                            -------   ------     ------
  Income before provision for income taxes ........................         $11,142   $6,899     $1,728
                                                                            =======   ======     ======

                                DOCUMENTUM, INC.

  The tax provision is reconciled to the amount computed using the federal statutory rate as follows (in thousands):

                                                                              Year Ended December 31,
                                                                         ---------------------------------
                                                                            1997         1996       1995
                                                                         -----------  ----------  --------
Federal statutory tax provision ..................................            3,900       2,345       588
State taxes, net of federal benefit ..............................              411         397        60
Future benefits not currently recognized .........................                -      (1,100)      491
Utilization of tax loss and credit carryforward ..................                -        (130)     (710)
Foreign taxes ....................................................              176         596         -
Foreign sales corporation benefit.................................             (132)          -         -
Tax exempt interest...............................................             (406)          -         -
Other ............................................................             (161)        307        39
                                                                             ------     -------     -----
                                                                             $3,788     $ 2,415     $ 468
                                                                             ======     =======     =====

  The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. Based on a revaluation of the realizability of future tax benefits based on income earned in 1996, creating available tax carrybacks, the Company released $944,000 of the previously established valuation allowance during 1996. The significant components of the Company's deferred tax assets, are $1,906,000 in other current assets and $267,000 in other assets on the Balance Sheet, and are detailed as follows (in thousands):


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                       1997       1996
                                                                   ----------  -----------
  Deferred tax assets:
     Reserves and accruals..................................           $2,173    $1,067
     Tax credit carryforwards...............................                -       206
                                                                       ------    ------
                                                                       $2,173    $1,273
                                                                       ======    ======


NOTE 11--SUBSEQUENT EVENT:

     On January 5, 1998 the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for approximately 192,473 shares of the Company's common stock valued on the transaction date at $6.7 million. The acquisition was accounted for as a pooling of interests. As of December 31, 1997, WMI had revenues of approximately $4 million and gross assets of approximately $1 million and the Company believes this will have an immaterial effect on the Company's financial statements as a whole. WMI is a professional services firm with approximately 35 employees located in Oakland, California specializing in the design, the development and the implementation of document management systems for the semiconductor industry. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. The Company expects to record merger expenses of approximately $2 million in connection with the acquisition in the first quarter of 1998.

                                DOCUMENTUM, INC.

NOTE 12--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

  Summarized quarterly supplemental consolidated financial information for 1997 and 1996 is as follows:

                                                                                Quarter Ended
                                                         ----------------------------------------------------
                                                         March 31,     June 30,    September 30,  December 31,
                                                         ---------     --------    ------------   -----------
                                                           (in thousands, except per share data; unaudited)
1997
Total revenues                                           $15,037        $17,310       $19,669        $23,619
Gross profit                                              12,161         13,988        15,825         18,881
Operating income                                           1,274          1,615         2,607          3,313
Net income                                                 1,117          1,447         2,027          2,763
Basic earnings per share                                    0.08           0.10          0.14           0.18
Diluted earnings per share                               $  0.08        $  0.10       $  0.14        $  0.18

1996
Total revenues                                           $ 8,682        $10,207       $12,036        $14,377
Gross profit                                               7,003          8,045         9,828         11,658
Operating income                                             481            755         1,420          1,975
Net income                                                   532            867         1,352          1,733
Basic earnings per share                                    0.04           0.06          0.10           0.12
Diluted earnings per share                               $  0.04        $  0.06       $  0.09        $  0.12

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER           DESCRIPTION
  -------          -----------

  (1)3.1          Registrant's Amended and Restated Certificate of Incorporation
  (2)3.2          Registrant's Amended and Restated Bylaws.
     4.1          Reference is made to Exhibits 3.1 and 3.2
  (2)4.2          Specimen stock certificate
  (2)4.3          Amended and Restated Investor Rights Agreement, dated
                  September 20, 1994, between the Registrant and certain
                  investors.
 (2)10.1          Registrant's 1993 Equity Incentive Plan, as amended.
 (2)10.2          Form of Incentive Stock Option under the Equity Incentive
                  Plan.
 (2)10.3          Form of Nonstatutory stock Option under the Equity Incentive
                  Plan.
 (2)10.4          Form of Early Exercise Stock Purchase Agreement.
 (1)10.5          Registrant's Employee Stock Purchase Plan, as amended.
 (2)10.6          Registrant's 1995 Non-Employee Directors' Stock Option Plan.
 (2)10.7          Form of Indemnity Agreement between the Registrant and its officers and directors.
 (2)10.8          Industrial Real Estate Lease, dated September 9, 1995, between the Registrant and Sunol Center Associates.
 (2)10.9          Letter Agreement, dated July 27, 1993, between the Registrant and Jeffrey A. Miller.
Y(3)10.17         Services Partner Agreement, dated April 1, 1996, between the
                  Registrant and Xerox Corporation.
(4)10.18          Registrant's 1996 Non-Officer Equity Incentive Plan.
 (5)10.2          Lease agreement between Registrant and Britannia Hacienda IV
                  Limited Partnership.
 (2)22.1          List of Subsidiaries of Registrant.
    23.1          Consent of Independent Auditors
    27.1          Financial Data Schedule.

------
 Y  Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.