Form 10-Q
period 1998-03-31
DOCUMENTUM INC
filed 1998-05-14
CIK 930885

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

               For the quarterly period ended   March 31, 1998
                                              ---------------------

                                       OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________


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

      (Registrant's telephone number, including area code): (925) 463-6800

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

                                  Yes   X    No
                                      -----     -----

  The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 15,841,806 on March 31, 1998.
===============================================================================

                                   FORM 10-Q

                                     INDEX

PART I        FINANCIAL INFORMATION
 Item 1.      Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheet as of March 31, 1998 and December 31,
              1997 ...........................................................................  Page 3

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 1998 and 1997.........................................................  Page 4

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 1998 and 1997.........................................................  Page 5

              Notes to Condensed Consolidated Financial Statements............................  Page 6

 Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations......................................................................  Page 9

PART II       OTHER INFORMATION
 Item 2.      Changes in Securities and Use of Proceeds.......................................  Page 21

 Item 6.      Exhibits and Reports on Form 8-K................................................  Page 21

Signatures....................................................................................  Page 22

Exhibit Index.................................................................................  Page 23

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                                DOCUMENTUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share data; unaudited)


                                                                MARCH 31,                      DECEMBER 31,
                                                                  1998                            1997
                                                                ---------                      ------------
                        ASSETS

Current assets:
    Cash and cash equivalents                                   $  20,924                       $  14,236
    Short-term investments                                         80,059                          78,895
    Accounts receivable, net of allowances of
      $2,622 and $2,537                                            17,773                          19,996
    Other current assets                                            4,566                           3,740
                                                                ---------                       ---------
                                                                  123,322                         116,867

Property and equipment, net                                         9,512                           9,837
Other assets                                                          409                             499
                                                                ---------                       ---------
                                                                $ 133,243                       $ 127,203
                                                                =========                       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $   2,228                       $   1,721
    Accrued liabilities                                            16,700                          15,203
    Deferred revenues                                              11,525                           8,224
    Other liabilities                                                 334                              22
                                                                ---------                       ---------
                                                                   30,787                          25,170
                                                                ---------                       ---------
Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000 shares authorized
    Common stock, $0.001 par value; 35,000 shares authorized;          16                              16
    Additional paid-in capital                                     97,503                          96,830
    Cumulative translation adjustment                                  26                               8
    Retained earnings                                               4,911                           5,179
                                                                ---------                       ---------
                                                                  102,456                         102,033
                                                                ---------                       ---------
                                                                $ 133,243                       $ 127,203
                                                                =========                       =========


     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data; unaudited)



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                -------------------------------------------
                                                                  1998                            1997
                                                                ---------                      ------------
Revenues:
    Licenses                                                    $  17,051                       $  11,062
    Services                                                        8,021                           3,975
                                                                ---------                       ---------
        Total revenues                                             25,072                          15,037
                                                                ---------                       ---------
Cost of revenues:
    Licenses                                                        1,204                             386
    Services                                                        5,045                           2,490
                                                                ---------                       ---------
        Total cost of revenues                                      6,249                           2,876
                                                                ---------                       ---------

Gross profit                                                       18,823                          12,161
                                                                ---------                       ---------
Operating expenses:
    Sales and marketing                                            10,569                           7,285
    Research and development                                        3,641                           2,298
    General and administrative                                      2,296                           1,304
    Acquisition and related costs                                   2,171                               -
                                                                ---------                       ---------
        Total operating expenses                                   18,677                          10,887
                                                                ---------                       ---------

Income from operations                                                146                           1,274
                                                                ---------                       ---------

Interest and other income, net                                      1,110                             445
                                                                ---------                       ---------
Income before income tax provision                                  1,256                           1,719

Provision for income taxes                                           (766)                           (602)
                                                                ---------                       ---------
Net income                                                      $     490                       $   1,117
                                                                =========                       =========

Basic earnings per share                                        $    0.03                       $    0.08
                                                                =========                       =========
Diluted earnings per share                                      $    0.03                       $    0.08
                                                                =========                       =========

Shares used to compute basic earnings per share                    15,807                          14,174
                                                                =========                       =========
Shares used to compute diluted earnings per share                  16,729                          14,880
                                                                =========                       =========


     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                -------------------------------------------
                                                                  1998                            1997
                                                                ---------                      ------------
Cash flows from operating activities:
    Net income                                                  $     490                       $    1,117
    Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                               1,118                              711
        Provision for doubtful accounts                               715                             (176)
        Changes in assets and liabilities:
            Accounts receivable                                     1,630                            2,604
            Other current assets and other assets                    (707)                            (373)
            Accounts payable                                          211                             (282)
            Accrued liabilities                                       932                              927
            Deferred revenue                                        3,272                            2,163
                                                                ---------                       ----------
                Net cash provided by operating activities           7,661                            6,691
                                                                ---------                       ----------

Cash flows from investing activities:
    Purchases of short-term investments                           (26,737)                         (22,586)
    Sales of investments                                           25,573                           25,760
    Purchases of property and equipment                              (424)                          (1,177)
    Other                                                              10                                -
                                                                ---------                       ----------
               Net cash (used) provided by investing
                  activities                                       (1,578)                           1,997
                                                                ---------                       ----------

Cash flows from financing activities:
    Issuance of common stock                                          658                              120
    Repayments on capital lease obligations                           (71)                             (62)
    Repayment on term loan                                              -                             (170)
                                                                ---------                       ----------
               Net cash provided (used) by financing
                  activities                                          587                             (112)
                                                                ---------                       ----------

Effect of exchange rate on changes in cash                             18                              (41)
                                                                ---------                       ----------

Net increase in cash and cash equivalents                           6,688                            8,535
Cash and cash equivalents at beginning of period                   14,236                            5,369
                                                                ---------                       ----------

Cash and cash equivalents at end of period                      $  20,924                       $   13,904
                                                                =========                       ==========
Supplemental schedule of cash flow information:
    Interest paid                                               $       -                       $       45
    Income taxes paid                                           $   1,529                       $       22


     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 Basis of presentation

  The unaudited condensed consolidated financial statements of Documentum, Inc. ("Documentum" or the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

 Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Documentum International, Inc. and Workgroup Management, Inc. ("WMI") in the United States, and Documentum Software Europe Ltd., in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

 Earnings per share

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                         Three Months Ended March 31,
                                     ------------------------------------
                                           1998                1997
                                     -----------------   ----------------
                                     (in thousands, except per share data)

Net income                            $        490         $     1,117
                                      ------------         -----------
Shares calculation
  Average basic shares outstanding          15,807              14,174
Effect of dilutive securities:
  Options                                      922                 706
                                      ------------         -----------
     Total shares used to compute
     diluted earnings per share             16,729              14,880
                                      ============         ===========

Earnings per basic share              $       0.03         $      0.08
                                      ============         ===========
Earnings per diluted share            $       0.03         $      0.08
                                      ============         ===========

                                DOCUMENTUM, INC.

                                  (Unaudited)

  Options to purchase 27,743 shares of common stock at prices ranging from $42.13 to $52.63 per share were outstanding at March 31, 1998 but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

 Revenue recognition

  In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months ended March 31, 1998.

 Comprehensive net income

  Effective January 1998, Documentum adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains and losses on available for sale marketable securities have been insignificant for all periods presented. Documentum's total comprehensive earnings were as follows:

 Recent accounting pronouncements

                                         Three Months Ended March 31,
                                     ------------------------------------
                                           1998                1997
                                     -----------------   ----------------
                                                 (in thousands)

Net income                            $        490         $     1,117
Other comprehensive income
  Foreign translation adjustment                18                 (41)
                                      ------------         -----------
     Comprehensive net income         $        508         $     1,076
                                      ============         ===========

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for fiscal year ending December 31, 1998 and has not evaluated the impact of such adoption on the notes to its consolidated financial statements.

                               Documentum, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                                  (UNAUDITED)


 Accrued expenses and other current liabilities:


                                           March 31,     December 31,
                                             1998            1997
                                          ----------     ------------
                                                (in thousands)
Current accrued liabilities
   Compensation & related benefits        $   6,222       $   6,479
   Taxes                                      2,867           3,663
   Other current liabilities                  7,611           5,061
                                          ---------       ---------
                                          $  16,700       $  15,203
                                          =========       =========

 Business acquisition

  On January 5, 1998 the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for 192,473 shares of the Company's common stock valued on the transaction date at approximately $6.7 million. The acquisition was accounted for as a pooling of interests. WMI is a professional services firm with approximately 35 employees (as of the date of the acquisition) located in Oakland, California specializing in the design, development and implementation of document management systems for the semiconductor industry. As of December 31, 1997, WMI had $530,000 in total assets. The Company believes that this acquisition is immaterial to the Company's prior financial statements and as such the Company's prior financial statements have not been restated. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. The Company recorded merger expenses of approximately $2.2 million in connection with the acquisition in the first quarter of 1998. The $2.2 million primarily consisted of accounting and legal fees and other related transactions costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the caption "Risk Factors," as well as those discussed in the Company's 1997 annual report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.


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

  Since inception, the Company has invested significant resources in developing its EDMS software and related solutions, as well as building its sales, services, marketing and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

  Although the Company has experienced significant revenue growth in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly basis. See "Risk Factors--Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results."

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              1998              1997
                                           ---------         ----------
AS A PERCENTAGE OF TOTAL REVENUES:

Revenues:
   Licenses                                     68%             74%
   Services                                     32%             26%
                                            --------         -------
      Total revenues                           100%            100%
                                            --------         -------

Cost of revenues:
   Licenses                                      5%              3%
   Services                                     20%             17%
                                            --------         -------
      Total cost of revenues                    25%             20%
                                            --------         -------
Gross profit                                    75%             80%
                                            --------         -------

Operating expenses:
   Sales and marketing                          42%             48%
   Research and development                     14%             15%
   General and administrative                    9%              9%
   Acquisition and related costs                 9%              0%
                                            --------         -------
      Total operating expenses                  74%             72%
                                            --------         -------
Income from operations                           1%              8%
                                            --------         -------
Interest and other income, net                   4%              3%
                                            --------         -------
Income before income tax provision               5%             11%
Provision for income taxes                      (3%)            (4%)
                                            --------         -------
Net income                                       2%              7%
                                            ========         =======
AS A PERCENTAGE OF RELATED REVENUES:
Cost of license revenues                         7%              3%
Cost of service revenues                        63%             63%


Revenues

  The Company's revenues are derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, consulting and training services. License revenues are recognized upon shipment of the product if no significant vendor obligations remain, fees are fixed and determinable and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is deferred until the obligation has been satisfied. Allowances for estimated future returns are provided upon shipment. Annual maintenance and support revenues are recognized for providing ongoing support and product updates and are recognized ratably over the term of the contract. Renewals of maintenance contracts are recorded when collectibility is deemed probable. Revenues from consulting and training are recognized when the services are performed and collectibility is deemed probable.

  In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months ended March 31, 1998.

  License revenues increased by 54% to $17.1 million for the three months ended March 31, 1998 from $11.1 million for the three months ended March 31, 1997. The growth in license revenues was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as an increase in the number of customers who purchased additional product licenses, and the expansion of the Company's sales organization. For the three months ended March 31, 1998 and 1997 license revenues from Xerox and certain Xerox affiliates, acting as systems integrators, accounted for 5% and 9% of total license revenues, respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue.

  Service revenues increased by 102% to $8.0 million for the three months ended March 31, 1998 from $4.0 million for the three months ended March 31, 1997, representing 32% and 26% of total revenues for the respective periods. The increase in both service revenue dollars and in service revenues as a percent of total revenues was attributable to an increased demand for services as well as a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services consulting staff.

  The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company generated the majority of its revenues from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenues from all indirect channel partners comprised 19% and 18% of license revenues for the three months ended March 31, 1998 and 1997, respectively. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's indirect channel partners will elect or be able to continue to market or support Documentum EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners. See "Risk Factors--Reliance on Certain Relationships."

  International revenues represented 37% and 15% of license revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in international revenues as a percent of license revenues for the three months ended March 31, 1998 is due to the expansion of the Company's sales force in Europe. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  While the Company believes that large multinational organizations represent a significant opportunity for revenue growth and the Company intends to continue expansion of its international sales operations, there can be no assurance that the Company will be successful in meeting the requirements of these large organizations or that the Company will be able to effectively support this international expansion. The Company's international sales are primarily denominated in U.S. dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition. See "Risk Factors--International Operations."

  Cost of revenues

  Cost of license revenues consists primarily of the royalties paid to third-party vendors. It also includes product costs such as packaging, documentation, production and freight. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenues increased by 212% to $1.2 million for the three months ended March 31, 1998 from $386,000 for the three months ended March 31, 1997, representing 7% and 3% of the related license revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of license revenues as a percentage of license revenues was principally related to the increase in variable third-party royalty fees. The Company expects the cost of license revenue to increase in dollar amount as the related license revenue increases.

  Cost of services revenues consists primarily of personnel-related costs incurred in providing consulting services, training to customers and telephone support. Cost of services revenues increased by 103% to $5.0 million for the three months ended March 31, 1998 from $2.5 million for the three months ended March 31, 1997, representing 63% of the related services revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of services revenues in dollar amount was a result of increased personnel-related costs as the Company expanded its customer support, training and service operations to support its increased installed customer base in both the United States and Europe, as well as payments to third parties for consulting services. The Company expects the cost of services revenue to increase in dollar amount as the related services revenue increases.


  Operating expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 45% to $10.6 million for the three months ended March 31, 1998 from $7.3 million for the three months ended March 31, 1997 representing 42% and 48% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in dollar amount was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including increasing the number of sales teams and increasing the number of marketing and DocSolution programs. The decrease in spending as a percentage of revenues is primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The Company expects that sales and marketing expenses will increase in dollar amount to support the Company's anticipated revenue growth.

  Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 58% to $3.6 million for the three months ended March 31, 1998 from $2.3 million for the three months ended March 31, 1997, representing 14% and 15% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in dollar amount in order to support increased development efforts to both existing products and new products.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 76% to $2.3 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997, representing 9% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The Company expects general and administrative expenses to increase in dollar amount in order to support the growing needs of the Company.

  Acquisition and related costs. On January 5, 1998 the Company acquired all the outstanding shares of Workgroup Management, Inc. ("WMI"), a privately-held company, in exchange for 192,473 shares of the Company's common stock valued on the transaction date at approximately $6.7 million. The acquisition was accounted for as a pooling of interests. WMI is a professional services firm with approximately 35 employees (as of the date of the acquisition) located in Oakland, California specializing in the design, development and implementation of document management systems for the semiconductor industry. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. The Company recorded one time charge of approximately $2.2 million or $0.11 per diluted share in connection with the acquisition.

 Interest and other income , net

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses and interest expense.
Interest and other income, net increased by 149% to $1.1 million for the three months ended March 31, 1998 from $445,000 for the three months ended March 31, 1997. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

 Provision for income taxes

  The provision for income taxes as a percentage of pretax income was 61% and 35% for the three months ended March 31, 1998 and 1997, respectively. The tax rate for the three months ended March 31, 1998 was higher than rates for the three months ended March 31, 1997 due to non-deductible items related to the acquisition of WMI. The Company anticipates that future periods will reflect the estimated annualized tax rate of 34%.


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

  The Company's cash and investments totaled $101.0 million at March 31, 1998 representing 76% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale."

  Net cash provided by operating activities was $7.7 million and $6.7 million for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, the cash generated by operations was primarily attributable to net income of $490,000, a decrease in accounts receivable of $1.6 million, growth in accrued liabilities of $932,000, depreciation and amortization of $1.1 million, provision for doubtful accounts of $715,000 and deferred revenue of $3.3 million, offset by the increase in other assets of $707,000. For the three months ended March 31, 1997, the cash generated by operations was primarily attributable to net income of $1.1 million, growth in accrued liabilities of $927,000, a decrease in accounts receivable of $2.6 million and deferred revenue of $2.2 million, offset by the increase in other assets of $373,000 and the decrease in accounts payable of $282,000. For the three months ended March 31, 1998 and 1997, capital expenditures of $424,000 and $1.2 million, respectively, were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

  On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a new bank. The Facility allows for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate, and expires in December 1999. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company was in compliance as of March 31, 1998.

  The Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

  The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors--Risks Associated with Acquisitions."

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for the fiscal year ended December 31, 1998 and has not evaluated the impact of such adoption on the notes to its consolidated financial statements.

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


RISK FACTORS

  In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report. The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the Risk Factors set forth below and elsewhere in this report.

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

  Lengthy Sales and Implementation Cycles. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle (typically between six and 12 months) to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. Additionally, the size of the transaction and the complexity of the arrangement can also cause delays in the sales cycle. The implementation by customers of the Company's products involves a significant commitment of resources by such customers over an extended period of time and is commonly associated with substantial business reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's operating results to vary significantly from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Product Concentration. To date, substantially all of the Company's revenues have been attributable to sales of licenses of the Documentum EDMS family of products and related services. The Company currently expects the Documentum EDMS family of products and related services to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of or demand for the Documentum EDMS products such as competition or technological change could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Documentum EDMS family of products. There can be no assurance that the Company will continue to be successful in developing and marketing the Documentum EDMS products.

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

  Management of Growth; Dependence Upon Key Personnel. The Company's ability to compete effectively and to manage future anticipated growth will require the Company to expand, train and manage its employee work force. The Company's plans include hiring a significant number of highly-qualified technical, sales and managerial personnel. In particular, as part of the Company's strategy of delivering comprehensive solutions, the Company expects to hire additional professional service personnel in addition to the employees that joined the Company in connection with the Company's January 1998 acquisition of WMI. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such key employees. See "Risks Associated with Acquisitions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.

  (c) On January 5, 1998, the Company issued 192,473 shares of its Common Stock to the shareholders of privately held Workgroup Management, Inc. ("WMI") in connection with the Company's acquisition of WMI pursuant to Section 4(2) of the Securities Act of 1933, as amended.

  (d) There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended September 30, 1997 regarding the use of proceeds generated by the Company's initial public offering of its Common Stock.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

 EXHIBIT
 NUMBER       DESCRIPTION
---------     -----------
   (1)3.1     Registrant's Amended and Restated Certificate of Incorporation
   (2)3.2     Registrant's Amended and Restated Bylaws.
      4.1     Reference is made to Exhibits 3.1 and 3.2
   (2)4.2     Specimen stock certificate
   (2)4.3     Amended and Restated Investor Rights Agreement, dated September 20, 1994, between the Registrant and certain investors.
  (2)10.1     Registrant's 1993 Equity Incentive Plan, as amended.
  (2)10.2     Form of Incentive Stock Option under the Equity Incentive Plan.
  (2)10.3     Form of Nonstatutory Stock Option under the Equity Incentive Plan.
  (2)10.4     Form of Early Exercise Stock Purchase Agreement.
  (1)10.5     Registrant's Employee Stock Purchase Plan, as amended.
  (2)10.6     Registrant's 1995 Non-Employee Directors' Stock Option Plan.
  (2)10.7     Form of Indemnity Agreement between the Registrant and its officers and directors.
  (2)10.8     Industrial Real Estate Lease, dated september 9, 1995, between the Registrant and Sunol
              Center Associates.
  (2)10.9     Letter Agreement, dated July 27, 1993, between the Registrant and Jeffrey A. Miller
Y(3)10.17     Services Partner Agreement, dated April 1, 1996, between the Registrant and Xerox Corporation.
 (4)10.18     Registrant's 1996 Non-Officer Equity Incentive Plan.
 (5)10.20     Lease agreement between Registrant and Britannia Hacienda IV Limited Partnership.
  (2)22.1     List of Subsidiaries of Registrant.
     27.1     Financial Data Schedule.

------------
Y   Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

 (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOCUMENTUM, INC.
                              (Registrant)



Date: May 13, 1998             By:   /s/ Mark S. Garrett
                                 -----------------------
                              Mark S. Garrett
                              Vice President, and Chief Financial
                              Officer (Duly Authorized Officer and
                              Principal Financial Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER       DESCRIPTION
---------     -----------
   (1)3.1     Registrant's Amended and Restated Certificate of Incorporation
   (2)3.2     Registrant's Amended and Restated Bylaws.
      4.1     Reference is made to Exhibits 3.1 and 3.2
   (2)4.2     Specimen stock certificate
   (2)4.3     Amended and Restated Investor Rights Agreement, dated September 20, 1994, between the Registrant and certain investors.
  (2)10.1     Registrant's 1993 Equity Incentive Plan, as amended.
  (2)10.2     Form of Incentive Stock Option under the Equity Incentive Plan.
  (2)10.3     Form of Nonstatutory Stock Option under the Equity Incentive Plan.
  (2)10.4     Form of Early Exercise Stock Purchase Agreement.
  (1)10.5     Registrant's Employee Stock Purchase Plan, as amended.
  (2)10.6     Registrant's 1995 Non-Employee Directors' Stock Option Plan.
  (2)10.7     Form of Indemnity Agreement between the Registrant and its officers and directors.
  (2)10.8     Industrial Real Estate Lease, dated september 9, 1995, between the Registrant and Sunol
              Center Associates.
  (2)10.9     Letter Agreement, dated July 27, 1993, between the Registrant and Jeffrey A. Miller
Y(3)10.17     Services Partner Agreement, dated April 1, 1996, between the Registrant and Xerox Corporation.
 (4)10.18     Registrant's 1996 Non-Officer Equity Incentive Plan.
 (5)10.20     Lease agreement between Registrant and Britannia Hacienda IV Limited Partnership.
  (2)22.1     List of Subsidiaries of Registrant.
     27.1     Financial Data Schedule.

------------
Y   Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.