Form 10-Q
period 1998-06-30
DOCUMENTUM INC
filed 1998-08-13
CIK 930885

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   June 30, 1998
                                             -----------------

                                       OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____


                       Commission file number: 0-27358

                              DOCUMENTUM, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  95-4261421
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.




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

                                  Yes [X]  No [_]

  The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 15,940,735 on June 30, 1998.

                                   FORM 10-Q

                                     Index

PART I         FINANCIAL INFORMATION
   Item 1.    Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31,
              1997.....................................................................................  Page 3

              Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997.............................................................  Page 4

              Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997.............................................................  Page 5

              Notes to Condensed Consolidated Financial Statements.....................................  Page 6

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...............................................................................  Page 10

PART II       OTHER INFORMATION
   Item 2     Changes in Securities and Use of Proceeds................................................  Page 22

   Item 4     Submission of Matters to a Vote of Security Holders......................................  Page 22

   Item 5     Other Information........................................................................  Page 23

   Item 6.    Exhibits and Reports on Form 8-K.........................................................  Page 24

Signatures.............................................................................................  Page 25

Exhibit Index..........................................................................................  Page 26

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                                DOCUMENTUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share data; unaudited)

                                                                          JUNE 30,         DECEMBER 31,
                                                                            1998               1997
                                                                      ---------------    ---------------


                                ASSETS

Current assets:
    Cash and cash equivalents                                             $    14,754        $    14,236
    Short-term investments                                                     79,624             78,895
    Accounts receivable, net of allowances of $2,827 and $2,537
    (including $6,556 and $2,181 receivable from a stockholder
    and it affiliates)                                                         21,747             19,996

    Other current assets                                                        6,691              3,740
                                                                      ---------------    ---------------
                                                                              122,816            116,867

Property and equipment, net                                                    11,245              9,837
Other assets                                                                    6,000                499
                                                                      ---------------    ---------------
                                                                         $    140,061       $    127,203
                                                                      ===============    ===============




                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                                      $     2,727       $      1,721
    Accrued liabilites                                                         18,378             15,225
    Deferred revenue                                                           11,444              8,224
                                                                      ---------------    ---------------
                                                                               32,549             25,170
                                                                      ---------------    ---------------


Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000 shares authorized
       none issued and outstanding                                                  -                  -
    Common stock, $0.001 par value; 100,000 shares authorized;
       15,941 and 15,603 shares issued and outstanding                             16                 16
    Additional paid-in capital                                                 99,379             96,830
    Cumulative translation adjustment                                              37                  8
    Retained earnings                                                           8,080              5,179
                                                                      ---------------    ---------------
                                                                              107,512            102,033
                                                                      ---------------    ---------------
                                                                             $140,061           $127,203
                                                                      ===============    ===============



          See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except per share data; unaudited)


                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                                  1998               1997              1998               1997
                                                              ---------------------------------     -----------------------------

Revenues:
   Licenses (including $5,929, $919, $6,784, and
     $1,932 from a stockholder and its affiliates)            $   18,716         $   12,007         $   35,767         $   23,069
   Services                                                        9,721              5,303             17,742              9,278
                                                              -------------      -------------      -------------      -------------
    Total revenues                                                28,437             17,310             53,509             32,347
                                                              -------------      -------------      -------------      -------------


Cost of revenues:
   Licenses                                                          703                411              1,906                797
   Services                                                        5,961              2,911             11,007              5,401
                                                              -------------      -------------      -------------      -------------

    Total cost of revenues                                         6,664              3,322             12,913              6,198
                                                              -------------      -------------      -------------      -------------


Gross profit                                                      21,773             13,988             40,596             26,149
                                                              -------------      -------------      -------------      -------------


Operating expenses:
   Sales and marketing                                            11,847              8,613             22,416             15,898
   Research and development                                        3,732              2,563              7,374              4,861
   General and administrative                                      2,424              1,197              4,719              2,501
   Acquisition and related costs                                       -                  -              2,171                  -
                                                             --------------      -------------      -------------      -------------

    Total operating expenses                                      18,003             12,373             36,680             23,260
                                                             --------------      -------------      -------------      -------------


Income from operations                                             3,770              1,615              3,916              2,889
                                                             --------------      -------------      -------------      -------------



Interest and other income, net                                     1,034                552              2,144                997
                                                             --------------      -------------      -------------      -------------

Income before income tax provision                                 4,804              2,167              6,060              3,886

Provision for income taxes                                        (1,633)              (720)            (2,399)            (1,322)
                                                             --------------      -------------      -------------      -------------

Net income                                                       $ 3,171            $ 1,447            $ 3,661            $ 2,564
                                                             ==============      =============      =============      =============


Basic earnings per share                                         $  0.20            $  0.10            $  0.23            $  0.18
                                                             ==============      =============      =============      =============

Diluted earnings per share                                       $  0.19            $  0.10            $  0.22            $  0.17
                                                             ==============      =============      =============      =============


Shares used to compute basic earnings per share                   15,903             14,200             15,855             14,187
                                                             ==============      =============      =============      =============

Shares used to compute diluted earnings per share                 17,014             14,805             16,883             14,843
                                                             ==============      =============      =============      =============





     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)



                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                        -------------------------------------
                                                                               1998                1997
                                                                        -------------------------------------
Cash flows from operating activities:
   Net income                                                            $      3,661        $      2,564
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                            2,337               1,496
       Provision for doubtful accounts                                            651                (146)
       Changes in assets and liabilities:
         Accounts receivable                                                   (2,281)              1,692
         Other current assets and other assets                                 (8,423)               (705)
         Accounts payable                                                         710               1,044
         Accrued liabilities                                                    2,607                 859
         Deferred revenue                                                       3,191               1,120
                                                                        -------------        ------------
             Net cash provided by operating activities                          2,453               7,924
                                                                        -------------        ------------

Cash flows from investing activities:
   Purchases of short-term investments                                        (54,709)            (31,387)
   Sales of short-term investments                                             53,980              31,333
   Purchases of property and equipment                                         (3,376)             (4,305)
   Other                                                                           10                   -

                                                                        -------------        ------------
          Net cash used in investing activities                                (4,095)             (4,359)
                                                                        -------------        ------------

Cash flows from financing activities:
   Issuance of common stock                                                     2,532               1,028
   Repayments on capital lease obligations                                        (71)               (125)
   Repayment on loan                                                             (330)               (777)

                                                                        -------------        ------------
          Net cash provided by financing activities                             2,131                 126
                                                                        -------------        ------------

Effect of exchange rate on changes in cash                                         29                 (27)
                                                                        -------------        ------------

Net increase in cash and cash equivalents                                         518               3,664
Cash and cash equivalents at beginning of period                               14,236               5,369
                                                                        -------------        ------------
Cash and cash equivalents at end of period                               $     14,754         $     9,033
                                                                        =============        ============

Supplemental schedule of cash flow information:
   Interest paid                                                         $         16         $        32
   Income taxes paid                                                     $      3,032         $       513




     See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 Basis of presentation

  The unaudited condensed consolidated financial statements of Documentum, Inc. ("Documentum" or the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K and the Company's quarterly report on Form 10-Q for the three months ended March 31, 1998. The consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

 Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Documentum International, Inc. and Workgroup Management, Inc. ("WMI") in the United States, and Documentum Software Europe Ltd., in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

 Earnings per share

  Basic earnings per share is computed using the weighted average number of shares of common stock. Diluted earnings per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

                                             Three months ended June 30,                  Six Months ended June 30,
                                        -------------------------------------       -------------------------------------
                                              1998                 1997                   1998                 1997
                                        ----------------     ----------------       ----------------     ----------------
                                        (in thousands, except per share data)       (in thousands, except per share data)


Net income                                     $   3,171            $   1,447              $   3,661            $   2,564
                                        ----------------     ----------------       ----------------     ----------------


Shares calculation
    Average basic shares outstanding              15,903               14,200                 15,855               14,187

Effect of Dilutive Securities:
    Options                                        1,111                  605                  1,028                  656
      Total shares used to compute
                                        ----------------     ----------------       ----------------     ----------------
      diluted earnings per share                  17,014               14,805                 16,883               14,843
                                        ================     ================       ================     ================


Earnings per basic share                         $  0.20              $  0.10                $  0.23              $  0.18
                                        ================     ================       ================     ================

Earnings per diluted share                       $  0.19              $  0.10                $  0.22              $  0.17
                                        ================     ================       ================     ================




                               DOCUMENTUM, INC.

                                  (Unaudited)

  Options to purchase 95,203 shares of common stock at prices ranging from $52.625 to $59.625 per share were outstanding for the three months ended June 30, 1998 but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive. Options to purchase 90,200 shares of common stock at prices ranging from $46.563 to $59.625 per share were outstanding for the six months ended June 30, 1998 but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

 Revenue recognition

  In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three and six months ended June 30, 1998.

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

                                         Three Months Ended June 30,      Six Months Ended June 30,
                                        -----------------------------   -----------------------------
                                             1998           1997            1998            1997
                                        -------------   -------------   -------------   -------------
                                                (in thousands)                  (in thousands)
Net income                              $     3,171     $     1,447     $     3,661     $     2,564
Other Comprehensive income
Foreign translation adjustment                   11              14              29             (27)
                                        -------------   -------------   -------------   -------------
Comprehensive Net Income                $     3,182     $     1,461     $     3,690     $     2,537

 Recent accounting pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about

                               DOCUMENTUM, INC.

                                  (Unaudited)

products and services, geographic areas and major customers. The Company will adopt SFAS 131 for fiscal year ending December 31, 1998 and has not evaluated the impact of such adoption on the notes to its consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. The Company has not yet determined the effect, if any, of adopting SFAS 133, which will be effective for the Company's fiscal year ended December 31, 2000.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance regarding the determination of whether computer software is internal-use software, the capitalization of costs incurred for computer software developed or obtained for internal use and accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the effect, if any, of adopting SOP 98-1, which will be effective for the Company's fiscal year ended December 31, 1999.


 Accrued expenses and other current liabilities:

                                             June 30,           December 31,
                                               1998                 1997
                                         ----------------     ----------------
                                                    (in thousands)
Current accrued liabilities
  Compensation & related benefits          $    8,384           $    6,840
  Taxes                                         2,818                3,663
  Other current liabilities                     7,176                5,082
                                         ----------------     ----------------
                                           $   18,378           $   15,225
                                         ================     ================


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

                               DOCUMENTUM, INC.

                                  (Unaudited)

 Subsequent event:

  On July 16, 1998 the Company acquired all the outstanding shares of Relevance Technologies, Inc. ("Relevance"), a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. Relevance was a development stage software company with approximately 25 employees (as of the date of the acquisition) located in San Francisco, California specializing in the development of content mining technology for unstructured information. As of May 31, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million. The Company expects to record approximately $34 million as a charge related to the write off of acquired research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the caption "Risk Factors," as well as those discussed in the Company's 1997 annual report on Form 10-K and the Company's quarterly report on Form 10-Q for the three months ended March 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.


OVERVIEW

  Documentum, which was formed in 1990, develops, markets and supports a family of Intranet and client/server software-based solutions that enable companies to share, manage and reuse the vital corporate knowledge contained in documents. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products. During the quarter ended June 30, 1998, the Company began offering global customer support 24 hours a day, 7 days a week, as a result of opening a new office in Melbourne, Australia. The Company expects that Documentum EDMS and EDMS-related license and service revenues will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

  Since inception, the Company has invested significant resources in developing its EDMS software and related solutions, as well as building its sales, services, marketing and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

  Although the Company has experienced significant revenue growth in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly basis. See "Risk Factors Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results."

RECENT DEVELOPMENTS

  On July 16, 1998 the Company acquired all the outstanding shares of Relevance Technologies, Inc. ("Relevance"), a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. Relevance was a development stage software company with approximately 25 employees (as of the date of the acquisition) located in San Francisco, California specializing in the development of content mining technology for unstructured information. As of May 31, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million. The Company expects to record approximately $34 million as a charge related to the write off of acquired research and development.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          MARCH 31,                       JUNE 30,
                                                                 --------------------------       ------------------------
                                                                    1998            1997             1998          1997
                                                                 ----------      ----------       ----------    ----------

Revenues:
 Licenses                                                            65.8%           69.4%            66.8%         71.3%
 Services                                                            34.2%           30.6%            33.2%         28.7%
                                                                 ----------      ----------       ----------    ----------
    Total revenues                                                  100.0%          100.0%           100.0%        100.0%
                                                                 ----------      ----------       ----------    ----------

Cost of revenues:
 Licenses                                                             2.5%            2.4%             3.6%          2.5%
 Services                                                            21.0%           16.8%            20.6%         16.7%
                                                                 ----------      ----------       ----------    ----------
 Total cost of revenues                                              23.5%           19.2%            24.2%         19.2%
                                                                 ----------      ----------       ----------    ----------

Gross profit                                                         76.5%           80.8%            75.8%         80.8%
                                                                 ----------      ----------       ----------     ---------



Operating expenses:
   Sales and marketing                                               41.7%           49.8%            41.9%         49.1%
   Research and development                                          13.1%           14.8%            13.8%         15.0%
   General and administrative                                         8.5%            6.9%             8.8%          7.7%
   Acquisition and related costs                                      0.0%            0.0%             4.1%          0.0%
                                                                 ----------      ----------       ----------     ---------
    Total operating expenses                                         63.3%           71.5%            68.6%         71.8%
                                                                 ----------      ----------       ----------     ---------

Income from operations                                               13.2%            9.3%             7.2%          9.0%
                                                                 ----------      ----------       ----------     ---------


Interest and other income, net                                        3.6%            3.2%             4.0%          3.1%
                                                                 ----------      ----------       ----------     ---------
Income before income tax provision                                   16.8%           12.5%            11.2%         12.1%

Provision for income taxes                                           (5.7%)          (4.2%)           (4.5%)        (4.1%)
                                                                 ----------      ----------       ----------     ---------

Net income                                                           11.1%            8.3%             6.7%          8.0%
                                                                 ==========      ==========       ==========     =========

AS A PERCENTAGE OF RELATED REVENUES:

Cost of license revenues                                              3.8%            3.4%             5.3%          3.5%
Cost of service revenues                                             61.3%           54.9%            62.0%         58.2%


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

  In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three and six months ended June 30, 1998.

  License revenues increased by 56% to $18.7 million for the three months ended June 30, 1998 from $12.0 million for the three months ended June 30, 1997, and increased 55% to $35.8 million for the six months ended June 30, 1998 from $23.1 million for the six months ended June 30, 1997. The growth in license revenues was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as an increase in the number of customers who purchased additional product licenses, and the expansion of the Company's sales organization. During the three months ended June 30, 1998, the Company had three sales accounting for $3.0 million, $2.6 million and $1.9 million or 16%, 14% and 10% of total license revenues. For the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, license revenues from Xerox and certain Xerox affiliates, acting as systems integrators, accounted for 32%, 8%, 19% and 8% of total license revenues, respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue.

  Service revenues increased by 83% to $9.7 million for the three months ended June 30, 1998 from $5.3 million for the three months ended June 30, 1997, and increased 91% to $17.7 million for the six months ended June 30, 1998 from $9.3 million for the six months ended June 30, 1997, representing 34%, 31%, 33% and 29% of total revenues for the respective periods. The increase in both service revenue dollars and in service revenues as a percent of total revenues was attributable to an expansion of consulting services offerings, partially attributed to the WMI acquisition, as well as a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services consulting staff.

  The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company generated the majority of its revenues from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, distributors and resellers. Revenues from all indirect channel partners comprised 47% and 30% of license revenues for the three months ended June 30, 1998 and 1997, respectively, and 34% and 24% of license revenues for the six months ended June 30, 1998 and 1997, respectively. License revenues from indirect channels include revenues from Xerox, a related party owning approximately 10% of the Company's outstanding common shares as of June 30, 1998. License revenues from Xerox acting in its role as an indirect channel partner represented 32% and 8% of license revenues for the three months ended June 30, 1998 and 1997, respectively, and 19% and 8% of license revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in both indirect channel revenues and revenues from Xerox as a percentage of license revenues is due to two large Xerox indirect sales during the three months ended June 30, 1998. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's indirect channel partners will elect or be able to continue to market or support Documentum EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners. See "Risk Factors Reliance on Certain Relationships."

  International revenues represented 31% and 36% of license revenues for the three months ended June 30, 1998 and 1997, respectively, and 34% and 26% of license revenues for the six months ended June 30, 1998 and 1997, respectively. International revenues historically have consisted mainly of revenues from Europe. However, during the three months ended June 30, 1998, the Company had one sale originating from Canada for $3.0 or 16% of total license revenue. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  While the Company believes that large multinational organizations represent a significant opportunity for revenue growth and the Company intends to continue expansion of its international sales, service and support operations, there can be no assurance that the Company will be successful in meeting the requirements of these large organizations or that the Company will be able to effectively support this international expansion. The Company's international sales are primarily denominated in U.S. dollars and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition. See "Risk Factors International Operations."

  Cost of revenues

  Cost of license revenues consists primarily of the royalties paid to third-party vendors. It also includes product costs such as packaging, documentation, production and freight. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenues increased by 71% to $703,000 for the three months ended June 30, 1998 from $411,000 for the three months ended June 30, 1997, and increased 139% to $1.9 million for the six months ended June 30, 1998 from $797,000 for the six months ended June 30, 1997, representing 4% and 3% of the related license revenues for the three months ended June 30, 1998 and 1997, respectively, and 5% and 4% of related license revenues for the six months ended June 30, 1998 and 1997, respectively. During the third quarter of 1998, the Company anticipates reselling third party products that will bear additional royalties. As a result, the Company expects the cost of license revenue to increase in dollar amount.

  Cost of services revenues consists primarily of personnel-related costs incurred in providing consulting services, training to customers and telephone support. Cost of services revenues increased by 105% to $6.0 million for the three months ended June 30, 1998 from $2.9 million for the three months ended June 30, 1997, and increased 104% to $11.0 million for the six months ended June 30, 1998 from $5.4 million for the six months ended June 30, 1997, representing 61% and 55% of the related services revenues for the three months ended June 30, 1998 and 1997, respectively, and 62% and 58% of related services revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in cost of services revenues in dollar amount and as a percentage of related revenues was a result of increased investments in the Company's service operations. Additionally the Company increased consulting headcount and integrated the operations for WMI. Specifically during the three months ended June 30, 1998, the Company opened a new support center in Australia. The Company expects the cost of services revenue to increase in dollar amount as the related services revenue increases.


  Operating expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, indirect channel group, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 38% to $11.8 million for the three months ended June 30, 1998 from $8.6 million for the three months ended June 30, 1997, and increased by 41% to $22.4 million for the six months ended June 30, 1998 from $15.9 million for the six months ended June 30, 1997, representing 42% and 50% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 42% and 49% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in dollar amount was the result of the Company's continued investment in its sales and marketing infrastructure, including increasing the number of sales teams and increasing the number of marketing and DocSolution programs.

The decrease in spending as a percentage of revenues is primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The Company expects that sales and marketing expenses will increase in dollar amount to support the Company's anticipated revenue growth.

  Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 46% to $3.7 million for the three months ended June 30, 1998 from $2.6 million for the three months ended June 30, 1997, and increased 52% to $7.4 million for the six months ended June 30, 1998 from $4.9 million for the six months ended June 30, 1997, representing 13% and 15% of total revenues for the three months ended March 31, 1998 and 1997, respectively and 14% and 15% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have been expensed as incurred. As a result of the acquisition of Relevance, the Company expects research and development costs will continue to increase in dollar amount and as a percentage of total revenues.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 103% to $2.4 million for the three months ended June 30, 1998 from $1.2 million for the three months ended June 30, 1997, and increased 89% to $4.7 million for the six months ended June 30, 1998 from $2.5 million for the six months ended June 30, 1997, representing 9% and 7% of total revenues for the three months ended June 30, 1998 and 1997, respectively and 9% and 8% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The Company expects general and administrative expenses to increase in dollar amount in order to support the growing needs of the Company.

  Acquisition and related costs. On January 5, 1998 the Company acquired all the outstanding shares of Workgroup Management, Inc. ("WMI"), a privately-held company, in exchange for 192,473 shares of the Company's common stock valued on the transaction date at approximately $6.7 million. The acquisition was accounted for as a pooling of interests. WMI was a professional services firm with approximately 35 employees as of the date of the acquisition located in Oakland, California specializing in the design, development and implementation of document management systems for the semiconductor industry. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. The Company recorded a one time charge of approximately $2.2 million or $0.11 per diluted share in connection with the acquisition.

 Interest and other income, net

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short-term investments, and other items including foreign exchange gains and losses and interest expense.
Interest and other income, net increased by 87% to $1.0 million for the three months ended June 30, 1998 from $552,000 for the three months ended June 30, 1997, and increased 115% to $2.1 million for the six months ended June 30, 1998 from $1.0 million for the six months ended June 30, 1997. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

 Provision for income taxes

  The provision for income taxes as a percentage of pretax income was 34% and 33% for the three months ended June 30, 1998 and 1997, respectively and 40% and 34% for the six months ended June 30, 1998 and 1997, respectively. The tax rate for the six months ended June 30, 1998 was higher than rates for the six months ended June 30, 1997 due to non-deductible items related to the acquisition of WMI. As a result of the acquisition of Relevance, the Company expects the effective tax rate to increase for the remainder of the year.

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

  The Company's cash and investments totaled $94.4 million at June 30, 1998 representing 67% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale."

  Net cash provided by operating activities was $2.5 million and $7.9 million for the six months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, the cash generated by operations was primarily attributable to net income of $3.7 million, growth in accrued liabilities of $2.6 million, depreciation and amortization of $2.3 million, and deferred revenue of $3.2 million, offset by an increase in accounts receivable of $2.3 million and an increase in other assets of $8.4 million, consisting of $2.5 million for prepaid rent related to a new lease, $1.4 million for prepaid third party royalties and $1.5 million for an investment in Relevance. For the six months ended June 30, 1997, the cash generated by operations was primarily attributable to net income of $2.6 million, a decrease in accounts receivable of $1.7 million , growth in accounts payable of $1.0 million and growth in deferred revenue of $1.1 million. For the six months ended June 30, 1998 and 1997, capital expenditures of $3.4 million and $4.3 million, respectively, were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

  On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a new bank. The Facility allows for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate, and expires in December 1999. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company was in compliance as of June 30, 1998.

  In June of 1998, the Company signed a leases for approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June of 1999 and January of 2000, respectively and expiring in May of 2005 and December of 2006, respectively. This space will serve as the Company's headquarters and will contain the principal administrative, engineering, manufacturing, marketing and sales facilities. The Company expects to make capital purchases related to the new facilities leasehold improvements and office furniture. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

  The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors Risks Associated with Acquisitions."

YEAR 2000 DISCLOSURE

   In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has started to assess the Company's state of readiness and the risks of the Company's year 2000 issues, and plans to review third parties with whom the Company has a material relationships such as vendors and significant customers. The Company also plans to review the potential liability to third parties resulting from possible legal action for breach of contract or other harm, if its systems are not year 2000 compliant. Efforts will be made to modify or replace any non-compliant software, systems and equipment by the year 1999. The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance be given that the year 2000 problem will not have an adverse impact on the Company's earnings.



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

  Risks Associated with Acquisitions. As part of its business strategy, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, the Company recently acquired Relevance. Such acquisition will, and any future acquisitions or investments would, expose the Company to the risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations; information systems and personnel of the acquired businesses; the potential disruption of the Company's ongoing business; the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers; the maintenance of uniform standards, controls, procedures and policies; and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   Year 2000. In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has started to assess the Company's state of readiness and the risks of the Company's year 2000 issues, and plans to review third parties with whom the Company has a material relationships such as vendors and significant customers. The Company also plans to review the potential liability to third parties resulting from possible legal action for breach of contract or other harm, if its systems are not year 2000 compliant. Efforts will be made to modify or replace any non-compliant software, systems and equipment by the year 1999. The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance be given that the year 2000 problem will not have an adverse impact on the Company's earnings.

PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.

(c)
        (i) On January 5, 1998, the Company issued 192,473 shares of its Common Stock to the shareholders of privately held Workgroup Management, Inc. ("WMI") in connection with the Company's acquisition of WMI pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        (ii) On July 16, 1998, the Company issued 578,788 shares of its Common Stock to the shareholders of privately held Relevance Technologies, Inc. ("Relevance") in connection with the Company's acquisition of Relevance pursuant to Section 4(2) of the Securities Act of 1993, as amended.

(d) There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended September 30, 1997 regarding the use of proceeds generated by the Company's initial public offering of its Common Stock.


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company's annual meeting of stockholders was held on May 28, 1998 (the "Annual Meeting").


(c)The following matters were voted upon at the Annual Meeting:

        (i) The first matter related to the election of three director nominees, Geoffrey A. Moore, Colin J. O'Brien, and John L. Walecka as directors of the Company to serve until 2001 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

                  Name                 For         Withheld
                  -----------------    ----------  --------

                  Geoffrey A. Moore    14,323,324   118,611
                  Colin J. O'Brien     14,321,983   119,952
                  John L. Walecka      14,323,072   118,863

        (ii) The second matter related to the approval of an amendment to the Company's 1993 Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 600,000 shares. 6,594,961 votes were cast for approval, 6,489,849 votes were cast against approval, and there were 20,979 abstentions and 1,336,146 broker non-votes.

        (iii) The third matter related to the approval of an amendment to the Company's 1995 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 350,000 shares. 12,757,574 votes were cast for approval, 334,926 votes were cast against approval, and there were 13,289 abstentions and 1,336,146 broker non-votes.

        (iv) The fourth matter related to the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 35,000,000 to 100,000,000 shares. 8,301,035 votes were cast for approval, 6,129,822 votes were cast against approval, and there were 11,078 abstentions.

        (v) The fifth matter related to the ratification of the appointment of Price Waterhouse LLP as independent auditors of the Company for its fiscal year ending December 31, 1998, 14,428,496 votes were cast for ratification, 8,485 votes were cast against ratification, and there were 4,954 abstentions.

Based on these voting results, each director nominated was elected and the second, third, fourth and fifth matters were approved.

Item 5. Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 27, 1999 and March 29, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under Securities Exchange Act of 1934, as amended).

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

EXHIBIT
NUMBER          DESCRIPTION
 ----           ------
   (6)2.1          Agreement and Plan of Merger Reorganization, dated as of July 16, 1998, among Registrant, RTI Acquisition Corporation and Relevance Technologies, Inc.
   (1)3.1          Registrant's Amended and Restated Certificate of Incorporation
   (6)3.2          Registrant's Amendment to Amended and Restated Certificate of Incorporation
   (2)3.3          Registrant's Amended and Restated Bylaws.
      3.4          Registrant's Amendment to Amended and Restated Bylaws
      4.1          Reference is made to Exhibits 3.1 and 3.2
   (2)4.2          Specimen stock certificate
   (2)4.3          Amended and Restated Investor Rights Agreement, dated September 20,
                   1994, between the Registrant and certain investors.
   (6)4.4          Registration Rights Agreement, dated July 16, 1998, between the Registrant and certain stockholders
     10.1          Registrant's 1993 Equity Incentive plan, as amended.
  (2)10.2          Form of Incentive Stock Option under the Equity Incentive Plan.
  (2)10.3          Form of Nonstatutory Stock Option under the Equity Incentive Plan.
  (2)10.4          Form of Early Exercise Stock Purchase Agreement.
     10.5          Registrant's Employee Stock Purchase Plan, as amended.
  (2)10.6          Registrant's 1995 Non-Employee Director's Stock Option Plan.
  (2)10.7          Form of Indemnity Agreement between the Registrant and its officers and directors.
  (2)10.8          Industrial Real Estate Lease, dated September 9, 1995, between the
                   Registrant and Sunol Center Associates.
  (2)10.9          Letter Agreement, dated July 27, 1993, between the Registrant and
                   Jeffery A. Miller.
    10.10          Industrial Real Estate Lease, dated June 22, 1998, between the Registrant and
                   Patrician Associates, Inc.
Y(3)10.17          Services Partner Agreement, dated April 1,1996, between the
                   Registrant and Xerox Corporation.
    10.18          Registrant's 1996 Non Officer Equity Incentive Plan as amended.
 (5)10.20          Lease agreement between the Registrant and Britannia Hacienda IV Limited
                   Partnership.
     27.1          Financial Data Schedule.
     27.2          Financial Data Schedule ended 9/30/96.  Restated in accordance with SFAS 128.
     27.3          Financial Data Schedule ended 6/30/97.  Restated in accordance with SFAS 128.
     27.4          Financial Data Schedule ended 9/30/97.  Restated in accordance with SFAS 128.
  ------------

Y Confidential treatment requested and granted for portions of this exhibit.
(1)Filed as an exhibit to the Registrant's Registration Statement on Form S-8
(No. 333-01832) and incorporated herein by reference.
(2)Filed as an exhibit to the Registrant's Registration Statement on Form S-1,
as amended (No. 33-80047) and incorporated herein by reference.
(3)Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4)Filed as an exhibit to the Registrant's Registration Statement on Form S-8
(No. 333-15329) and incorporated herein by reference.
(5)Filed as an exhibit to the Registrant's annual report on 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(6)Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-59331)

 (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DOCUMENTUM, INC.
                               (Registrant)



Date: August 12, 1998           By:   /s/ Mark S. Garrett
                                  -----------------------
                                  Mark S. Garrett
                                  Vice President, and Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                   Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
 ----           ------
   (6)2.1          Agreement and Plan of Merger Reorganization, dated as of July 16, 1998, among Registrant, RTI Acquisition Corporation and Relevance Technologies, Inc.
   (1)3.1          Registrant's Amended and Restated Certificate of Incorporation
   (6)3.2          Registrant's Amendment to Amended and Restated Certificate of Incorporation
   (2)3.3          Registrant's Amended and Restated Bylaws.
      3.4          Registrant's Amendment to Amended and Restated Bylaws
      4.1          Reference is made to Exhibits 3.1 and 3.2
   (2)4.2          Specimen stock certificate
   (2)4.3          Amended and Restated Investor Rights Agreement, dated September 20,
                   1994, between the Registrant and certain investors.
   (6)4.4          Registration Rights Agreement, dated July 16, 1998, between the Registrant and certain stockholders
     10.1          Registrant's 1993 Equity Incentive plan, as amended.
  (2)10.2          Form of Incentive Stock Option under the Equity Incentive Plan.
  (2)10.3          Form of Nonstatuory Stock Option under the Equity Incentive Plan.
  (2)10.4          Form of Early Exercise Stock Purchase Agreement.
     10.5          Registrant's Employee Stock Purchase Plan, as amended.
  (2)10.6          Registrant's 1995 Non-Employee Director's Stock Option Plan.
  (2)10.7          Form of Indemnity Agreement between the Registrant and its officers and directors.
  (2)10.8          Industrial Real Estate Lease, dated September 9, 1995, between the
                   Registrant and Sunol Center Associates.
  (2)10.9          Letter Agreement, dated July 27, 1993, between the Registrant and
                   Jeffery A. Miller.
    10.10          Industrial Real Estate Lease, dated June 22, 1998, between the Registrant and
                   Patrician Associates, Inc.
Y(3)10.17          Services Partner Agreement, dated April 1,1996, between the
                   Registrant and Xerox Corporation.
    10.18          Registrant's 1996 Non Officer Equity Incentive Plan as amended.
 (5)10.20          Lease agreement between the Registrant and Britannia Hacienda IV Limited
                   Partnership.
     27.1          Financial Data Schedule.
     27.2          Financial Data Schedule ended 9/30/96.  Restated in accordance with SFAS 128.
     27.3          Financial Data Schedule ended 6/30/97.  Restated in accordance with SFAS 128.
     27.4          Financial Data Schedule ended 9/30/97.  Restated in accordance with SFAS 128.
  ------------

Y Confidential treatment requested and granted for portions of this exhibit.
(1)Filed as an exhibit to the Registrant's Registration Statement on Form S-8
(No. 333-01832) and incorporated herein by reference.
(2)Filed as an exhibit to the Registrant's Registration Statement on Form S-1,
as amended (No. 33-80047) and incorporated herein by reference.
(3)Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4)Filed as an exhibit to the Registrant's Registration Statement on Form S-8
(No. 333-15329) and incorporated herein by reference.
(5)Filed as an exhibit to the Registrant's annual report on 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(6)Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-59331)