Form 10-Q
period 1998-09-30
DOCUMENTUM INC
filed 1998-11-12
CIK 930885

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

             For the quarterly period ended   September 30, 1998
                                           -------------------------

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

     The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 16,640,787 on October 31, 1998.

================================================================================

                                  FORM 10-Q

                                    Index

PART I       FINANCIAL INFORMATION
  Item 1.    Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 1998 and December
             31, 1997 ................................................................................  Page 3

             Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997........................................................  Page 4

             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997........................................................  Page 5

             Notes to Condensed Consolidated Financial Statements.....................................  Page 6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...............................................................................  Page 10

PART II      OTHER INFORMATION
  Item 2     Changes in Securities and Use of Proceeds................................................  Page 24

  Item 5     Other Information........................................................................  Page 24

  Item 6.    Exhibits and Reports on Form 8-K.........................................................  Page 25


Signatures............................................................................................  Page 26

Exhibit Index.........................................................................................  Page 27


PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                                DOCUMENTUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                SEPTEMBER 30,            DECEMBER 31,
                                                    1998                     1997
                                             -------------------      ------------------
                      ASSETS
Current assets:
   Cash and cash equivalents                  $     16,291             $     14,236
   Short-term investments                           80,858                   78,895
   Accounts receivable, net of allowances
   of $2,683 and $2,537 (including $745 and
   $2,181 receivable from a stockholder and
   its affiliates)                                  25,713                   19,996
   Other current assets                              7,168                    3,740
                                             -------------------      ------------------
                                                   130,030                  116,867

Property and equipment, net                         13,286                    9,837
Other assets                                         5,491                      499
                                             -------------------      ------------------
                                              $    148,807             $    127,203
                                             ===================      ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                           $      4,034             $      1,721
   Accrued liabilities                              22,479                   15,225
   Deferred revenue                                 12,869                    8,224
                                             -------------------      ------------------
                                                    39,382                   25,170
                                             -------------------      ------------------

Stockholders' equity:
   Preferred stock, $0.001 par value;
     5,000 shares authorized none issued
     and outstanding                                     -                        -
   Common stock, $0.001 par value;
     100,000 shares authorized; 16,634 and
     15,603 shares issued and outstanding               17                       16
   Additional paid-in capital                      132,550                   96,830
   Cumulative translation adjustment                   146                        8
   Retained earnings (accumulated deficit)         (23,288)                   5,179
                                             -------------------      ------------------
                                                   109,425                  102,033
                                             -------------------      ------------------
                                              $    148,807             $    127,203
                                             ===================      ==================

     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                             ----------------------------  -----------------------------
                                                                 1998           1997           1998            1997
                                                             ----------------------------  -------------   -------------
Revenues:
   Licenses (including $755, $48, $7,539 and
     $1,980 from a stockholder and its affiliates)            $  21,562       $ 14,215       $ 57,329        $ 37,284
   Services                                                      12,321          5,454         30,063          14,732
                                                             -------------  -------------  -------------   -------------
    Total revenues                                               33,883         19,669         87,392          52,016
                                                             -------------  -------------  -------------   -------------

Cost of revenues:
   Licenses                                                         944            678          2,851           1,475
   Services                                                       7,272          3,166         18,278           8,567
                                                             -------------  -------------  -------------   -------------
    Total cost of revenues                                        8,216          3,844         21,129          10,042
                                                             -------------  -------------  -------------   -------------

Gross profit                                                     25,667         15,825         66,263          41,974
                                                             -------------  -------------  -------------   -------------

Operating expenses:
   Sales and marketing                                           13,823          8,926         36,239          24,824
   Research and development                                       5,391          2,885         12,764           7,746
   General and administrative                                     2,635          1,407          7,355           3,908
   Acquisition and related costs                                      -              -          2,171               -
   Purchased in process research and development                 34,622              -         34,622               -
                                                             -------------  -------------  -------------   -------------
    Total operating expenses                                     56,471         13,218         93,151          36,478
                                                             -------------  -------------  -------------   -------------

Income (loss) from operations                                   (30,804)         2,607        (26,888)          5,496
                                                             -------------  -------------  -------------   -------------


Interest and other income, net                                    1,112            464          3,256           1,461
                                                             -------------  -------------  -------------   -------------
Income (loss) before income tax provision                       (29,692)         3,071        (23,632)          6,957

Provision for income taxes                                       (1,676)        (1,044)        (4,075)         (2,366)
                                                             -------------  -------------  -------------   -------------
Net income (loss)                                             $ (31,368)     $   2,027      $ (27,707)      $   4,591
                                                             =============  =============  =============   =============

Basic earnings (loss) per share                               $   (1.90)     $    0.14      $   (1.72)      $    0.32
                                                             =============  =============  =============   =============
Diluted earnings (loss) per share                             $   (1.90)     $    0.14      $   (1.72)      $    0.31
                                                             =============  =============  =============   =============

Shares used to compute basic earnings (loss) per share           16,500         14,341         16,072          14,293
                                                             =============  =============  =============   =============
Shares used to compute diluted earnings (loss) per share         16,500         14,994         16,072          14,891
                                                             =============  =============  =============   =============

     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ----------------------------
                                                                        1998           1997
                                                                    ----------------------------
Cash flows from operating activities:
   Net income (loss)                                                 $ (27,707)     $    4,591
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                     3,931           2,376
       Provision for doubtful accounts                                     687             302
       In process research and development write-off                    34,622               -
       Changes in assets and liabilities:
          Accounts receivable                                           (6,283)         (2,475)
          Other current assets and other assets                         (8,833)         (1,568)
          Accounts payable                                               1,977             900
          Accrued liabilities                                            5,070           4,292
          Deferred revenue                                               4,616           1,949
                                                                    --------------  ------------
            Net cash provided by operating activities                    8,080          10,367
                                                                    --------------  ------------

Cash flows from investing activities:
   Purchases of investments                                            (74,716)        (46,568)
   Sales of investments                                                 72,753          45,146
   Purchases of property and equipment                                  (6,575)         (5,911)
   Other                                                                (1,451)              -
                                                                    --------------  ------------
            Net cash used in investing activities                       (9,989)         (7,333)
                                                                    --------------  ------------

Cash flows from financing activities:
   Issuance of common stock                                              4,205           1,544
   Repayments on capital lease obligations                                 (49)           (190)
   Repayment on loan                                                      (330)           (777)
                                                                    --------------  ------------
            Net cash provided by financing activities                    3,826             577
                                                                    --------------  ------------

Effect of exchange rate on changes in cash                                 138             (65)
                                                                    --------------  ------------

Net increase in cash and cash equivalents                                2,055           3,546
Cash and cash equivalents at beginning of period                        14,236           5,369

                                                                    --------------  ------------
Cash and cash equivalents at end of period                           $  16,291       $   8,915
                                                                    ==============  ============

Supplemental schedule of cash flow information:
   Interest paid                                                     $      21       $      35
   Income taxes paid                                                 $   4,788       $     685

     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 Basis of presentation

   The unaudited condensed consolidated financial statements of Documentum, Inc. ("Documentum" or the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K, the Company's quarterly reports on Form 10-Q for the three months ended March 31, 1998 and June 30, 1998 and the Company's Prospectus included in Form S-3 dated July 13, 1998. The consolidated results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Documentum International, Inc., Workgroup Management, Inc. ("WMI") and Relevance Technologies, Inc. ("Relevance") in the United States, Nihon Documentum KK, in Japan and Documentum Software Europe Ltd., in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

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

   The following is a reconciliation of the computation for basic and diluted EPS (in thousands, except per share data):

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                           -----------------------------------    ----------------------------------
                                                1998               1997                1998              1997
                                           ----------------   ----------------    ----------------  ----------------
Net income (loss)                           $     (31,368)     $       2,027       $     (27,707)    $       4,591
                                           ----------------   ----------------    ----------------  ----------------
Shares calculation
    Average basic shares outstanding               16,500             14,341              16,072            14,293
Effect of Dilutive Securities:
    Options                                           -                  653                 -                 598
       Total shares used to compute        ----------------   ----------------    ----------------  ----------------
       diluted earnings per share                  16,500             14,994              16,072            14,891
                                           ================   ================    ================  ================

Earnings (loss) per basic share             $       (1.90)     $        0.14       $       (1.72)    $        0.32
                                           ================   ================    ================  ================
Earnings (loss) per diluted share           $       (1.90)     $        0.14       $       (1.72)    $        0.31
                                           ================   ================    ================  ================


                                DOCUMENTUM, INC.

                                  (Unaudited)

   Weighted average options to purchase 1,514,704 shares of common stock at prices ranging from $0.3121 to $59.625 per share were outstanding for the three months ended September 30, 1998 but were not included in the computation of diluted EPS because inclusion of such options would have been anti-dilutive. Weighted average options to purchase 1,328,786 shares of common stock at prices ranging from $0.3121 to $59.625 per share were outstanding for the nine months ended September 30, 1998 but were not included in the computation of diluted EPS because inclusion of such options would have been anti-dilutive.

 Revenue recognition

   In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three and nine months ended September 30, 1998.

 Comprehensive net income

   Effective January 1998, Documentum adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains and losses on available for sale marketable securities have been insignificant for all periods presented. Documentum's total comprehensive earnings (losses) were as follows (in thousands):

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                          --------------------------------------------------------------------------------
                                                1998                1997                  1998                1997
                                          -----------------   -----------------     -----------------   ------------------
Net income (loss)                          $     (31,368)      $       2,027         $     (27,707)      $        4,591
Other comprehensive income
    Foreign translation adjustment                   109                 (38)                  138                  (65)
                                          -----------------   -----------------     -----------------   ------------------
       Comprehensive net income (loss)     $     (31,259)      $       1,989         $     (27,569)      $        4,526
                                          =================   =================     =================   ==================

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. To date, the Company has not engaged in hedging activities as the exposure to foreign currency fluctuations has been insignificant.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance regarding the determination of whether computer software is internal-use software, the capitalization of costs incurred for computer software developed or obtained for internal use and accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the effect, if any, of adopting SOP 98-1, which will be effective for the Company's fiscal year ending December 31, 1999.


 Accrued expenses and other current liabilities:

                                           September 30,        December 30,
                                               1998                1997
                                         -----------------   -----------------
                                                     (in thousands)

Current accrued liabilities
  Compensation & related benefits          $       9,638       $       6,479
  Taxes                                            4,358               3,663
  Other current liabilities                        8,483               5,083
                                         -----------------   -----------------
                                           $      22,479       $      15,225
                                         =================   =================

 Business acquisition

   On January 5, 1998, the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for 192,473 shares of the Company's common stock valued on the transaction date at approximately $6.7 million. The acquisition was accounted for as a pooling of interests. WMI was a professional services firm with approximately 35 employees (as of the date of the acquisition) located in Oakland, California specializing in the design, development and implementation of document management systems for the semiconductor industry. As of December 31, 1997, WMI had $530,000 in total assets. The Company believes that this acquisition is immaterial to the Company's prior financial statements and as such the Company's prior financial statements have not been restated. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. The Company recorded merger expenses of approximately $2.2 million in connection with the acquisition in the first quarter of 1998. The $2.2 million primarily consisted of accounting and legal fees and other related transactions costs.

                                DOCUMENTUM, INC.

                                  (UNAUDITED)


   On July 16, 1998, the Company acquired all the outstanding shares of Relevance Technologies, Inc. ("Relevance"), a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. Relevance was a development stage software company with approximately 25 employees (as of the date of the acquisition) located in San Francisco, California specializing in the development of content mining technology for unstructured information. The acquisition of Relevance represents a new market opportunity for Documentum to develop additional applications for the sharing and applying of both corporate and Internet based knowledge. As of May 31, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million. The Company recorded $34.6 million as a charge related to the write off of purchased in process research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the caption "Risk Factors," as well as those discussed in the Company's 1997 annual report on Form 10-K and the Company's quarterly reports on Form 10-Q for the three months ended March 31, 1998 and June 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

OVERVIEW

   Documentum, formed in 1990, develops, markets and supports a family of Intranet and client/server software-based solutions that enable companies to share, manage and reuse the vital corporate knowledge contained in documents. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system ("EDMS") products and related services, which include maintenance and support, training and consulting services. During the quarter ended September 30, 1998, the Company introduced Enterprise Documents Management System 98 (EDMS 98), an enterprise application platform for automating the end-to-end lifecycle management of business-critical documents. The latest version of EDMS delivers enhanced Web clients that feature an intelligent user interface and records management services to archive documents. In addition to EDMS 98, Documentum began shipping the following new products: Documentum DocInput to electronically capture paper documents; Documentum DocViewer to view documents and images; and FrameLink to publish complex documents. The Company continues to invest in research and development in order to update its family of products. The Company expects that Documentum EDMS and EDMS-related license and service revenues will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS and enhancements thereto.

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

   On January 5, 1998, the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for 192,473 shares of the Company's common stock valued on the transaction date at approximately $6.7 million. The acquisition was accounted for as a pooling of interests. WMI was a professional services firm with approximately 35 employees (as of the date of the acquisition) located in Oakland, California specializing in the design, development and implementation of document management systems for the semiconductor industry. As of December 31, 1997, WMI had $530,000 in total assets. The Company believes that this acquisition is immaterial to the Company's prior financial statements and as such the Company's prior financial statements have not been restated. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. The Company recorded merger expenses of approximately $2.2 million in connection with the acquisition in the first quarter of 1998. The $2.2 million primarily consisted of accounting and legal fees and other related transactions costs.

   On July 16, 1998, the Company acquired all the outstanding shares of Relevance Technologies, Inc. ("Relevance"), a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. Relevance was a development stage software company with approximately 25 employees (as of the date of the acquisition) located in San Francisco, California specializing in the development of content mining technology for unstructured information. The acquisition of Relevance represents a new market opportunity for Documentum to develop additional applications for the sharing and applying of both corporate and Internet based knowledge. As of May 31, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million. The Company recorded $34.6 million as a charge related to the write off of purchased in process research and development.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:



                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                  ------------------------   -----------------------
                                                       1998         1997          1998        1997
                                                  -----------  -----------   ----------- -----------
Revenues:
  Licenses                                             63.6%        72.3%         65.6%       71.7%
  Services                                             36.4%        27.7%         34.4%       28.3%
                                                   -----------  -----------  ------------ -----------
   Total revenues                                     100.0%       100.0%        100.0%      100.0%
                                                   -----------  -----------  ------------ -----------

Cost of revenues:
  Licenses                                              2.8%         3.4%          3.3%        2.8%
  Services                                             21.5%        16.1%         20.9%       16.5%
                                                   -----------  -----------  ------------ -----------
   Total cost of revenues                              24.3%        19.5%         24.2%       19.3%
                                                   -----------  -----------  ------------ -----------

Gross profit                                           75.7%        80.5%         75.8%       80.7%
                                                    -----------  -----------  ------------ -----------

Operating expenses:
  Sales and marketing                                  40.8%        45.4%         41.5%       47.7%
  Research and development                             15.9%        14.7%         14.6%       14.9%
  General and administrative                            7.8%         7.2%          8.4%        7.5%
  Acquisition and related costs                         0.0%         0.0%          2.5%        0.0%
  Purchased in process research and development       102.2%         0.0%         39.6%        0.0%
                                                   -----------  -----------  ------------ -----------
   Total operating expenses                           166.7%        67.3%        106.6%       70.1%
                                                   -----------  -----------  ------------ -----------

Income (loss) from operations                         (91.0%)       13.2%        (30.8%)      10.6%
                                                   -----------  -----------  ------------ -----------

Interest and other income, net                          3.3%         2.4%          3.7%        2.8%
                                                   -----------  -----------  ------------ -----------
Income (loss) before income tax provision             (87.7%)       15.6%        (27.1%)      13.4%

Provision for income taxes                             (4.9%)       (5.3%)        (4.7%)      (4.6%)
                                                   -----------  -----------  ------------ -----------
Net income (loss)                                     (92.6%)       10.3%        (31.8%)       8.8%
                                                    ===========  ===========  ============ ===========

As a Percentage of Related Revenues:

Cost of license revenues                                4.4%         4.8%          5.0%        4.0%
Cost of service revenues                               59.0%        58.0%         60.8%       58.2%

Revenues

   The Company's revenues are derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, consulting and training services. License revenues are recognized upon shipment of the product if no significant vendor obligations remain, fees are fixed and determinable and collection of the resulting receivable is probable. Allowances for estimated future returns are provided upon shipment. Annual maintenance and support revenues are realized for providing ongoing support and product updates and are recognized ratably over the term of the contract. Renewals of maintenance contracts are recorded when collectibility is deemed probable. Revenues from consulting and training are recognized when the services are performed and collectibility is deemed probable.

   In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three and nine months ended September 30, 1998.

   License revenues increased by 52% to $21.6 million for the three months ended September 30, 1998 from $14.2 million for the three months ended September 30, 1997, and increased 54% to $57.3 million for the nine months ended September 30, 1998 from $37.3 million for the nine months ended September 30, 1997. The growth in license revenues was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as an increase in the number of customers who purchased additional product licenses, and the expansion of the Company's sales organization. During the three months ended September 30, 1998, the Company had a single sale to one customer accounting for $3.7 million or 17% of total license revenues. For the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, license revenues from Xerox and certain Xerox affiliates, acting as systems integrators, accounted for 4%, 0%, 13% and 5% of total license revenues, respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue.

   Service revenues increased by 126% to $12.3 million for the three months ended September 30, 1998 from $5.5 million for the three months ended September 30, 1997, and increased 104% to $30.1 million for the nine months ended September 30, 1998 from $14.7 million for the nine months ended September 30, 1997, representing 36%, 28%, 34% and 28% of total revenues for the respective periods. The increase in both service revenue dollars and in service revenues as a percent of total revenues was attributable to an expansion of consulting services offerings, partially attributed to the WMI acquisition, as well as a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services consulting staff.

   The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company generated the majority of its revenues from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, distributors and resellers. Revenues from all indirect channel partners comprised 29% and 15% of license revenues for the three months ended September 30, 1998 and 1997, respectively, and 32% and 21% of license revenues for the nine months ended September 30, 1998 and 1997, respectively. License revenues from indirect channels include revenues from Xerox, a related party owning approximately 10% of the Company's outstanding common shares as of September 30, 1998. License revenues from Xerox acting in its role as an indirect channel partner represented 4% and 0% of license revenues for the three months ended September 30, 1998 and 1997, respectively, and 13% and 5% of license revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in both indirect channel revenues and revenues from Xerox as a percentage of license revenues is due mainly to two large Xerox indirect sales during the nine months ended September 30, 1998. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's indirect channel partners will elect or be able to continue to market or support Documentum EDMS effectively, or that economic conditions or industry demand will not adversely affect these partners. See "Risk Factors Reliance on Certain Relationships."

   International revenues represented 24% and 32% of license revenues for the three months ended September 30, 1998 and 1997, respectively, and 30% and 28% of license revenues for the nine months ended September 30, 1998 and 1997, respectively. International revenues historically have consisted primarily of revenues from Europe. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

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

   Cost of revenues

   Cost of license revenues consists primarily of the royalties paid to third-party vendors. It also includes product costs such as packaging, documentation, production and freight. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenues increased by 39% to $944,000 for the three months ended September 30, 1998 from $678,000 for the three months ended September 30, 1997, and increased 93% to $2.9 million for the nine months ended September 30, 1998 from $1.5 million for the nine months ended September 30, 1997, representing 4% and 5% of the related license revenues for the three months ended September 30, 1998 and 1997, respectively, and 5% and 4% of related license revenues for the nine months ended September 30, 1998 and 1997, respectively. During the third quarter, the Company introduced several new products bearing royalty obligations. As a result, the Company expects the cost of license revenue to increase in dollar amount.

   Cost of services revenues consists primarily of personnel-related costs incurred in providing consulting services, training to customers and telephone support. Cost of services revenues increased by 130% to $7.3 million for the three months ended September 30, 1998 from $3.2 million for the three months ended September 30, 1997, and increased 113% to $18.3 million for the nine months ended September 30, 1998 from $8.6 million for the nine months ended September 30, 1997, representing 59% and 58% of the related services revenues for the three months ended September 30, 1998 and 1997, respectively, and 61% and 58% of related services revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in cost of services revenues in dollar amount and as a percentage of related revenues resulted from increased investments in the Company's service operations, increased consulting headcount and the integration of the operations for WMI. The Company expects the cost of services revenue to increase in dollar amount as the related services revenue increases.

   Operating expenses

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, indirect channel group, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 55% to $13.8 million for the three months ended September 30, 1998 from $8.9 million for the three months ended September 30, 1997, and increased by 46% to $36.2 million for the nine months ended September 30, 1998 from $24.8 million for the nine months ended September 30, 1997, representing 41% and 45% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 42% and 48% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in dollar amount was the result of the Company's continued investment in its sales and marketing infrastructure, including increasing the number of sales teams and increasing the number of marketing and DocSolution programs. The decrease in spending as a percentage of revenues is primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The

Company expects that sales and marketing expenses will increase in dollar amount to support the Company's anticipated revenue growth.

   Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 87% to $5.4 million for the three months ended September 30, 1998 from $2.9 million for the three months ended September 30, 1997, and increased 65% to $12.8 million for the nine months ended September 30, 1998 from $7.7 million for the nine months ended September 30, 1997, representing 16% and 15% of total revenues for the three months ended September 31, 1998 and 1997, respectively and 15% and 15% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff, including the acquisition of Relevance and related costs required to support the development of new products and enhancement of existing products. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have been expensed as incurred. As a result of the Company's recent acquisition of Relevance and the continued focus on product development the Company expects research and development costs will continue to increase in dollar amount.

   General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 87% to $2.6 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997, and increased 88% to $7.4 million for the nine months ended September 30, 1998 from $3.9 million for the nine months ended September 30, 1997, representing 8% and 7% of total revenues for the three months ended September 30, 1998 and 1997, respectively and 8% and 8% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The Company expects general and administrative expenses to increase in dollar amount in order to support the growing needs of the Company.

   Acquisition and related costs. On January 5, 1998, the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for 192,473 shares of the Company's common stock valued on the transaction date at approximately $6.7 million. The acquisition was accounted for as a pooling of interests. WMI was a professional services firm with approximately 35 employees as of the date of the acquisition located in Oakland, California specializing in the design, development and implementation of document management systems for the semiconductor industry. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. The Company recorded a one time charge of approximately $2.2 million in connection with the acquisition.

   Purchased in process research and development. On July 16, 1998, the Company acquired all the outstanding shares of Relevance, a privately-held company, in exchange for $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. Relevance was a development stage software company with approximately 25 employees as of the date of the acquisition located in San Francisco, California specializing in the development of content mining technology for unstructured information. The acquisition of Relevance represents a new market opportunity for Documentum to develop additional applications for the sharing and applying of both corporate and Internet based knowledge. The Company recorded $34.6 million for the nine months ended September 30, 1998 as a charge related to the write off of purchased in process research and development.

 Interest and other income, net

   Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short-term investments, and other items including foreign exchange gains and losses and interest expense. Interest and other income, net increased by 140% to $1.1 million for the three months ended September 30, 1998 from $464,000 for the three months ended September 30, 1997, and increased 123% to $3.3 million for the nine months ended September 30, 1998 from $1.5 million for the nine months ended September 30, 1997. The increase is primarily due to interest income earned on higher cash balances. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

 Provision for income taxes

   The Company's estimated effective tax rate was 34% for the three months ended September 30, 1998 and 1997, respectively and 34% for the nine months ended September 30, 1998 and 1997, respectively. The estimated effective tax rate excludes the effects of the non-deductible write-off of in-process research and development as a result of the acquisition of Relevance, and the non-deductible items related to the acquisition of WMI.

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

   The Company's cash and investments totaled $97.1 million at September 30, 1998 representing 65% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale."

   Net cash provided by operating activities was $8.1 million and $10.4 million for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, the cash generated by operations was primarily attributable to a net loss of $27.7 million adjusted for noncash charges of $39.2 million, growth in accrued liabilities of $5.1 million, growth in accounts payable of $2.0 million, and deferred revenue of $4.6 million, an increase in accounts receivable of $6.3 million and an increase in other assets of $8.8 million, consisting primarily of $2.5 million for prepaid rent related to a new lease, $2.2 million for prepaid third party royalties and $1.0 million in deferred tax assets. For the nine months ended September 30, 1997, the cash generated by operations was primarily attributable to net income of $4.6 million, an increase in accrued liabilities of $4.3 million, an increase in deferred revenue of $1.9 million and an increase in accounts payable of $900,000, which was offset by an increase in accounts receivable of $2.5 million. For the nine months ended September 30, 1998 and 1997, capital expenditures of $6.6 million and $5.9 million, respectively, were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

   On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a new bank. The Facility allows for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate, and expires in December 1999. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company was in compliance as of September 30, 1998. For the nine months ended September 30, 1998, no amount had been borrowed under the Facility.

   In June 1998, the Company signed leases for approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and January 2000, respectively, and expiring in May 2005 and December 2006, respectively. This space will serve as the Company's headquarters and will contain the principal administrative, engineering, manufacturing, marketing and sales facilities. The Company expects to make capital purchases related to leasehold improvements and office furniture for the new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

   The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors-Risks Associated with Acquisitions."

YEAR 2000 READINESS DISCLOSURE

   In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information.

   The Company has a commenced a comprehensive Year 2000 project to identify the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant. The project consists of three phases: (1) identification of risks, (2) assessment of risks and if necessary, (3) development, implementation and testing of remediation and contingency plans.

   The Company's Year 2000 project is currently in the first phase and therefore is not in a position to state the total cost of remediation of all the Year 2000 issues. Costs to date have not been material. The Company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed its identification of risks, assessments and developed remediation and contingency plans for all problems.

   As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from third parties, including vendors and partners, that new and upgraded information systems and other products will be Year 2000 compliant.

   Even if the Company in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

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

   Dependence on Emerging Markets. The market for document management software and services is intensely competitive, highly fragmented and subject to rapid change. The Company's future financial performance will depend primarily on growth in the number of document management applications developed for use in client/server and intranet environments. There can be no assurance that the market for document management software and services will continue to grow or that, if it does grow, organizations will adopt the Company's products. The Company has spent, and intends to continue to spend, significant resources educating potential customers about the benefits of its products. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance, and if the document management software and services market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

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

   End User Customer and Industry Concentration. A relatively small number of end user customers account for a significant percentage of the Company's revenues. In addition, the Company's customers are somewhat concentrated in the process and discrete manufacturing, financial, pharmaceutical and architectural engineering and construction industries. The Company expects that sales of its products to a limited number of customers and industry segments will continue to account for a high percentage of revenue for the foreseeable future. In addition, the future success of the Company will depend in part on its ability to obtain orders from new customers and its ability to successfully market its products to customers in new industry segments. The loss of a major customer or any reduction or delay in orders by such customers, or the failure of the Company to successfully market its products outside existing targeted industry segments, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Management of Growth; Dependence Upon Key Personnel. The Company's ability to compete effectively and to manage future anticipated growth will require the Company to expand, train, manage and retain its employee work force. The Company's plans include hiring a significant number of highly-qualified technical, sales and managerial personnel. In particular, as part of the Company's strategy of delivering comprehensive solutions, the Company expects to hire additional professional service personnel in addition to the employees that joined the Company in connection with the Company's January 1998 acquisition of WMI. In addition, a substantial number of highly qualified technical personnel joined the Company in July 1998 in connection with the Relevance acquisition. The failure of the Company to successfully integrate such personnel into the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such key employees. See "Risks Associated with Acquisitions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   International Operations. The Company's sales are primarily to large multinational companies. To service the needs of such companies, both domestically and internationally, the Company and its support partners must provide worldwide product support services. As a result, the Company intends to continue expanding its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. The Company has offices outside of the United States in London, Paris, Munich, Tokyo, Seoul and Melbourne. The Company operates its own European technical support operation, located in the London and Munich. In order to successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and develop relationships with additional international vendors. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in multi-national sales will be limited, and the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

   Year 2000 readiness In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information.

   The Company has a commenced a comprehensive Year 2000 project to identify the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant. The project consists of three phases: (1) identification of risks, (2) assessment of risks and if necessary, (3) development, implementation and testing of remediation and contingency plans.

   The Company's Year 2000 project is currently in the first phase and therefore is not in a position to state the total cost of remediation of all the Year 2000 issues. Costs to date have not been material. The Company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed its identification of risks, assessments and developed remediation and contingency plans for all problems.

   As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from third parties, including vendors and partners, that new and upgraded information systems and other products will be Year 2000 compliant.

   Even if the Company in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.

(c)  Issuance of Common Stock in acquisition of Relevance Technologies, Inc.

     On July 16, 1998, the Company issued 578,788 shares of its Common Stock to the shareholders of privately held Relevance Technologies, Inc. ("Relevance") in connection with the Company's acquisition of Relevance pursuant to Section 4(2) of the Securities Act of 1993, as amended.

(d)  Use of proceeds from initial public offering

     The effective date of the Company's first registration statement, filed on Form S-1 under Securities Act of 1933 (No. 33-80047), was February 5, 1996 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on February 5, 1996 and all securities were sold in the offering. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated and Alex Brown & Sons Incorporated.

     Pursuant to the Registration Statement, the Company sold 2,058,000 shares of its Common Stock for its own account, for an aggregate offering price of $49,392,000 and 12,000 shares of its Common Stock for the account of certain selling stockholders, for an aggregate offering price of $288,000.

     The Company incurred expenses of approximately $4,352,440, of which $3,457,440 represented underwriting discounts and commissions and $895,000 represented estimated other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the issuer after total expenses was $45,039,560.

     The Company has used $1,500,000 of the net proceeds from the offering in the acquisition of other businesses, $33,200,000 of the net proceeds for working capital. All remaining proceeds have been invested in commercial paper. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

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

Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits

  EXHIBIT
   NUMBER       DESCRIPTION
  -------       -----------
    (6)2.1      Agreement and Plan of Merger and Reorganization, dated as of
                July 16, 1998, among Registrant, RTI Acquisition Corporation and
                Relevance Technologies, Inc.
    (1)3.1      Registrant's Amended and Restated Certificate of Incorporation
    (6)3.2      Registrant's Amendment to Amended and Restated Certificate of
                Incorporation
    (2)3.3      Registrant's Amended and Restated Bylaws.
    (7)3.4      Registrant's Amendment to Amended and Restated Bylaws
       4.1      Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
    (2)4.2      Specimen stock certificate
    (2)4.3      Amended and Restated Investor Rights Agreement, dated September
                20, 1994, between the Registrant and certain investors.
    (6)4.4      Registration Rights Agreement, dated July 16, 1998 between the
                Registrant and certain stockholders
   (6)10.1      Registrant's 1993 Equity Incentive Plan, as amended.
   (2)10.2      Form of Incentive Stock Option under the Equity Incentive Plan.
   (2)10.3      Form of Nonstatutory Stock Option under the Equity Incentive
                Plan.
   (2)10.4      Form of Early Exercise Stock Purchase Agreement.
   (7)10.5      Registrant's Employee Stock Purchase Plan, as amended.
   (2)10.6      Registrant's 1995 Non-Employee Directors' Stock Option Plan.
   (2)10.7      Form of Indemnity Agreement between the Registrant and its officers and directors.
   (2)10.8      Industrial Real Estate Lease, dated September 9, 1995, between the Registrant and Sunol Center Associates.
   (2)10.9      Letter Agreement, dated July 27, 1993, between the Registrant and Jeffrey A. Miller.
  (7)10.10      Industrial Real Estate Lease, dated June 22, 1998, between the
                Registrant and Patrician Associates, Inc.
 Y(3)10.17      Services Partner  Agreement,  dated April 1, 1996, between the
                Registrant and Xerox Corporation.
  (6)10.18      Registrant's 1996 Non-Officer Equity Incentive Plan as amended.
  (5)10.20      Lease agreement between Registrant and Britannia Hacienda IV
                Limited Partnership.
      27.1      Financial Data Schedule.


 ----------
Y   Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S- 1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (333-59331).
(7) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference

(b)
        (1) Report on Form 8-K dated July 16, 1998, as amended August 5, 1998 relating to the acquisition of Relevance Technologies, Inc.

        (2) Report on Form 8-K dated July 16, 1998, relating to the Company's press release of financial results for the quarter and six months ended June 30, 1998.

                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DOCUMENTUM, INC.
                                        (Registrant)



Date: November 12, 1998                 By:      /s/ Mark S. Garrett
                                           -------------------------------
                                        Mark S. Garrett
                                        Vice President, and Chief Financial
                                        Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER       DESCRIPTION
  -------       -----------
    (6)2.1      Agreement and Plan of Merger and Reorganization, dated as of
                July 16, 1998, among Registrant, RTI Acquisition Corporation and
                Relevance Technologies, Inc.
    (1)3.1      Registrant's Amended and Restated Certificate of Incorporation
    (6)3.2      Registrant's Amendment to Amended and Restated Certificate of
                Incorporation
    (2)3.3      Registrant's Amended and Restated Bylaws.
    (7)3.4      Registrant's Amendment to Amended and Restated Bylaws
       4.1      Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
    (2)4.2      Specimen stock certificate
    (2)4.3      Amended and Restated Investor Rights Agreement, dated September
                20, 1994, between the Registrant and certain investors.
    (6)4.4      Registration Rights Agreement, dated July 16, 1998 between the
                Registrant and certain stockholders
   (6)10.1      Registrant's 1993 Equity Incentive Plan, as amended.
   (2)10.2      Form of Incentive Stock Option under the Equity Incentive Plan.
   (2)10.3      Form of Nonstatutory Stock Option under the Equity Incentive
                Plan.
   (2)10.4      Form of Early Exercise Stock Purchase Agreement.
   (7)10.5      Registrant's Employee Stock Purchase Plan, as amended.
   (2)10.6      Registrant's 1995 Non-Employee Directors' Stock Option Plan.
   (2)10.7      Form of Indemnity Agreement between the Registrant and its officers and directors.
   (2)10.8      Industrial Real Estate Lease, dated September 9, 1995, between the Registrant and Sunol Center Associates.
   (2)10.9      Letter Agreement, dated July 27, 1993, between the Registrant and Jeffrey A. Miller.
  (7)10.10      Industrial Real Estate Lease, dated June 22, 1998, between the
                Registrant and Patrician Associates, Inc.
 Y(3)10.17      Services Partner  Agreement,  dated April 1, 1996,  between the
                Registrant and Xerox Corporation.
  (6)10.18      Registrant's 1996 Non-Officer Equity Incentive Plan as amended.
  (5)10.20      Lease agreement between Registrant and Britannia Hacienda IV
                Limited Partnership.
      27.1      Financial Data Schedule.

 ----------
Y   Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S- 1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (333-59331).
(7) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference