Form 10-K
period 1998-12-31
DOCUMENTUM INC
filed 1999-03-30
CIK 930885

================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  for the fiscal year ended December 31, 1998

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

                                  Yes X No
                                      -   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 1999 as reported on the Nasdaq National market, was approximately $217,954,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 16,873,435 on February 28, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for Registrant's 1999 Annual Meeting of Stockholders to be held May 27, 1999 are incorporated by reference in
Part III of this Form 10-K.

                                        FORM 10-K

                                         Index

PART I
 Item 1.      Business........................................................................ Page 3
 Item 2.      Properties...................................................................... Page 19
 Item 3.      Legal Proceedings............................................................... Page 20
 Item 4.      Submission of Matters to a Vote of Security Holders............................. Page 20

PART II
 Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters........ Page 21
 Item 6.      Selected Consolidated Financial Data............................................ Page 22
 Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................... Page 23
 Item 8.      Consolidated Financial Statements and Supplementary Data........................ Page 31
 Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...................................................................... Page 31

PART III
 Item 10.     Directors and Executive Officers of the Registrant.............................. Page 31
 Item 11.     Executive Compensation.......................................................... Page 31
 Item 12.     Security Ownership of Certain Beneficial Owners and Management.................. Page 31
 Item 13.     Certain Relationships and Related Transactions.................................. Page 31

PART IV
 Item 14.     Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and
              Reports on Form 8-K............................................................. Page 32

SIGNATURES.................................................................................... Page 33


                                    PART I

ITEM 1. BUSINESS

  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act")and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

General

  Documentum, Inc. ("Documentum" or the "Company") develops, markets and supports a software application environment for automating the flow of knowledge in and between organizations, and a family of Web applications that accelerate the innovation of new products and processes. As a logical evolution of the Company's industry-leading enterprise document management software, Documentum's Web applications are designed to dramatically improve competitive advantage by automating the knowledge-based processes within and between organizations. These processes comprise the knowledge chain, or the flow of ideas, knowledge, documents, and business policies that impact a company's ability to achieve market leadership through innovation of new products and processes. Documentum applications enable Global 2000 companies to link knowledge workers, projects, and key processes with the knowledge on which they depend. Fostering innovation through knowledge chains can result in accelerated time to market and time to revenue for new products, an enhanced ability to identify and capture new markets, and trusted knowledge exchanges to enable e-business.

  Since 1993, Documentum has delivered document management software solutions that address the specific challenges of managing business-critical documents effectively across the enterprise. The Company has become the recognized leader in enterprise document management software, with more than 570 Global 2000 customers who are themselves market leaders in such industries as global pharmaceuticals, chemicals and petrochemicals, plant engineering and construction, investment and commercial banking, computer and electronics manufacturing and telecommunications. Documentum's customers have deployed a range of applications based on Documentum software that harness the power of the Web to effectively automate knowledge chains.

  Documentum is leveraging this strong document management heritage to broaden its market scope and take advantage of the Web's vast potential for automating corporate knowledge chains -- not only across the enterprise, but also from business to business. Taking its cue from customers and their successful, Documentum-based Web solutions, the Company is offering a family of applications that accelerate innovation for new products and processes. Documentum executed on the first phase of this strategy in the fourth quarter of 1998 when it shipped the DocControl Manager, a Web application for managing controlled documents, based upon the Company's Enterprise Document Management System 98 ("EDMS 98"). With the recently-announced Documentum Web Application Environment, EDMS 98 will be evolved and extended to provide a robust platform for the delivery of subsequent Web applications tailored to specific requirements in four targeted industry segments: discrete manufacturing, process manufacturing, finance, and business and government services.

  As of December 31, 1998, the Company employed 616 persons, including 201 in sales and marketing, 118 in its consulting and training services organization, 53 in customer support, 160 in research and development and 84 in finance and administration. Of these, 142 are located in Europe, and the remainder is located in North America and Asia.

  The Company was incorporated in Delaware in January 1990. The Company's principal executive offices are located at 5671 Gibraltar Drive, Pleasanton, California 94588. Its telephone number is (925) 463-6800. The Company's home page can be located on the World Wide Web at http://www.documentum.com. As used in this document, the "Company" and "Documentum" refer to Documentum, Inc. and its subsidiaries.

  Documentum(R), the Now You Know(TM) tagline, Documentum Innovation Application Series(TM), Documentum WorkSpace(R), Documentum SmartSpace(R), Documentum ViewSpace(R), Documentum DocPage Server(R), Documentum
RightSite(R), Documentum SiteSpace(TM), Documentum DocSolutions(TM), Documentum DocLink(TM), Documentum CADLink(TM), Documentum DocPage Builder(TM), Docbase(TM), Docobject(TM), Docbasic(TM), Quickbuilder(TM), and UnaLink(TM) are trademarks of Documentum, Inc. All other trademarks or service marks appearing in this document are the property of their respective holders.

Industry Background

  In today's global and increasingly competitive business environment, product innovation is an absolutely essential ingredient for market leadership. Consider a worldwide pharmaceutical company, whose success is tied to its ability to identify a new compound that uniquely solves a pressing medical problem, develop the compound into a tested and approved drug, and bring the drug to market before the competition delivers its own solution. Such product innovation and the processes that drive it are fundamentally dependent on a company's ability to access, apply, and act upon knowledge -- both within and beyond the enterprise. In the case of the pharmaceutical company, the processes involved in developing a new compound into a drug and bringing it to market rely on a vast universe of knowledge, from the scientific data and clinical trials information generated within the company to the medical research, information from regulatory agencies, and market research data that must be obtained from outside sources.

  At the same time and with astonishing speed, the Web has become the infrastructure equivalent of an e-business dial tone. Even before the Web, companies faced an uphill struggle to manage the increasing volume of business-critical information vital to key processes ranging from product development, engineering change, and manufacturing to marketing, sales, and distribution. Now, information is proliferating like never before. Leveraging Web technology to access, share, and make decisions based on business-critical information presents enormous potential for streamlining the processes that support product innovation and help achieve competitive advantage. For global organizations to effectively apply knowledge over the Web, however, they must have assurance that the information is current, accurate, and personalized.

  First-generation Web applications have facilitated knowledge searches over the Web, but they cannot guarantee the integrity of knowledge contained in the business-critical content vital to product and process innovation. This integrity is absolutely necessary for such documents as product specifications, research results, market development studies, product configuration options, drug manufacturing recipes, standard operating procedures for a manufacturing plant, and competitive intelligence data. Nor can first-generation Web applications effectively tailor the delivery of knowledge to different knowledge workers based upon their job roles and responsibilities. As a result, knowledge workers such as researchers, engineers, product managers, and sales professionals must either search for the right information or re-create it when it cannot be found. To truly exploit the Web for business advantage, global organizations must ensure instant access to reliable information, whether it exists within the organization or outside of it. This will enable knowledge workers to leverage the Web to apply knowledge for making and acting on critical business decisions.

   To be effective, Web applications must maximize knowledge worker productivity by automating the knowledge-based processes within and between organizations, also known as the knowledge chain. A knowledge chain describes the way global organizations link relevant knowledge with specific projects, key processes, and the people who rely on them. The knowledge chain complements another set of essential processes -- the supply chain. The supply chain improves the productivity of operational workers by managing the flow of materials and products from order to delivery and tracking their costs. Supply chain management deals with transactional information, and operates within structured, deterministic processes (e.g., inventory management, manufacturing, shipping and accounting). On the other hand, the knowledge chain improves knowledge worker productivity by focusing on the volumes of non-transactional information or unstructured information. This unstructured knowledge exists in a wide range of formats from text files, word processing documents and spreadsheets to Web pages and Java applets, CAD drawings, graphics and images, and multimedia. Likewise, the knowledge chain operates within dynamic processes that are unstructured and unpredictable.

  Historically, global organizations have not fully automated their knowledge chains, since much of the knowledge necessary for developing, manufacturing, marketing, selling and supporting products exist in unstructured form and cannot be effectively managed by a relational database. In a business environment characterized by global competition and shrinking product lifecycles, the inability to automate knowledge chains negatively impacts product and process innovation. Therefore, some industry analysts have estimated the market potential of Web applications for knowledge workers could be significantly larger than that of the supply chain management market popularized by application suites from companies such as SAP and PeopleSoft.

Documentum's Solution

  Documentum is taking advantage of the market opportunity for Web applications that streamline product and process innovation as a logical expansion of the enterprise document management (EDM) market. The EDM market grew up around business challenges in the client/server environment that closely parallel the Web scenario described above. Documentum has achieved leadership in the EDM market with its Documentum Enterprise Document Management System (EDMS), a family of software solutions that enables companies to share, manage, and reuse the vital corporate knowledge contained in documents. The Documentum EDMS has been deployed by more than 570 Global 2000 companies that require a fast-payback document management solution offering rapid and flexible deployment, ease of use, and high return on investment. With the Documentum EDMS, these companies are achieving dramatic improvements in business-critical document processes with powerful benefits: accelerated time to market, improved product quality, enhanced operational efficiencies, and guaranteed regulatory or contract compliance.

  With its family of Web applications for innovation of new products and processes, Documentum is leveraging its technology leadership and expertise to expand its market focus. Documentum's applications harness the Web to automatically connect knowledge workers to the information they need, at the time they need it, in the right format and business context. Built upon scalable server and repository technologies, Documentum Web applications ensure the integrity of content delivered over the Web. By dynamically serving up and personalizing Web content, Documentum Web applications enable the rapid generation of custom Web sites. Global organizations can share and apply knowledge as needed, without forcing knowledge workers to search the Web or recreate information that may already exist.

  Documentum applications incorporate essential components that are absent from first-generation Web applications. These include a scalable knowledge repository, the Docbase, that secures, versions, and manages unstructured content and Web pages, and domain expertise that is codified into the applications to meet specific challenges in vertical industries. These elements enable Web applications that are easy to maintain and administer.

   As the underlying database for Documentum's Web applications, the Docbase differs from the relational databases that drive traditional enterprise applications. Relational databases are designed to handle structured, transactional information and cannot be adapted to manage unstructured information such as Web pages, text files, images, scanned paper documents, XML/SGML fragments, and multimedia formats. In 1993, Documentum broke new ground by introducing the Docbase as the industry's first scalable, object-oriented knowledge repository for managing these types of unstructured data formats. The Docbase combines document, object, workflow, relational, and Web technologies to store, index and manage the attributes, relationships, content and operations of each version of every document. This enables the system to manage not only the documents and Web pages themselves, but also their associated workflows, attributes (or metadata), annotations, and business rules. Of particular value to Web applications is the Docbase's ability to manage documents at the component level, enabling them to be combined and recombined on demand from any source in the organization.

   The return on investment from Documentum Web applications comes when they are applied to a specific business task. To prepare for a sales call, for example, a Documentum Web application could instantly deliver over the Web background information on any prospect, the related industry, the business challenge, current products or solutions, and competitive offerings. In research and development, a Documentum Web application could connect researchers to valuable internal and external research archives over the Web, and provide a secure repository for managing and archiving research data. In product development, a Documentum Web application could improve the sharing of engineering and marketing information over the Web, so organizations could compress delivery schedules while increasing the reliability of new product designs. In each example, significant advantages result from exploiting Web technology to link knowledge with projects, key processes, lessons learned and established best practices, and domain experts.

  With Documentum's existing and upcoming server technology for Web applications, global organizations can:

 . Manage the entire lifecycle of Web content and business-critical documents, from creation and capture on through to changing, securing, routing, publishing, and archiving for thousands of users;

 . Personalize the collection and publishing of information to knowledge workers, in the preferred format, at the right time, and for a specific business purpose;

 . Manage the collaborations and deliverables of project teams;

 . Let knowledge workers access information through their tool of choice: a Web browser, Microsoft Explorer, a desktop application such as Microsoft Office, or an enterprise application such as SAP R/3 or PeopleSoft;

 . Leverage global e-mail and messaging systems for effective communication.

Documentum Products

Documentum Web Application Environment: EDMS 98

  At the heart of Documentum's product strategy is the Documentum Web Application Environment, a robust environment that enables the cost-effective deployment of Documentum Web applications. The Web Application Environment facilitates development of applications by Documentum customers and system integrator partners, as well as Documentum's own packaged applications. The first generation of the Documentum Web Application Environment, EDMS 98, consists of Web application servers, a family of Intranet clients, and development tools, all of which create a distributed application architecture for the rapid development and deployment of global applications.

 . Application Servers. EDMS 98 includes a Web application server called the DocPage Server. The DocPage Server implements a knowledge repository, the Docbase, and a rich set of document and Web content management services for controlling and managing business-critical information and processes throughout the enterprise. The DocPage Server securely controls and manages the lifecycle of business projects and policies, Web pages, shared business-critical documents, and information. EDMS 98 also includes Documentum RightSite, an integrated server that extends the power of enterprise document management to the Web. RightSite enables companies to deliver high-quality, business-critical information via corporate Intranets or the Internet. With future releases of the Documentum Web Application Environment over time, Documentum will be delivering other servers that provide addition Web application functionality such as a server for managing access, versioning, and sharing of XML content and a server for enabling knowledge workers to intelligently mine content from a wide variety of sources and repositories .

 . Intranet Clients. Within the enterprise, Documentum has identified three classes of knowledge workers: coordinators, contributors, and consumers. EDMS 98 offers a range of Web browser-based clients, each designed to deliver the appropriate Documentum functionality to a different class of knowledge worker. Documentum WorkSpace Intranet provides a full complement of knowledge management services to coordinators. Documentum SmartSpace Intranet is an easy-to-use environment that enables knowledge contributors to provide content and perform a range of knowledge management tasks over the Web. Finally, Documentum ViewSpace Intranet is targeted to information consumers, enabling them to use their Web browsers to access and view knowledge stored in one or more Docbases. Documentum's Intranet clients provide a powerful cross-platform solution from any client machine including Windows, Unix, and Macintosh.

 . Documentum DocPage Builder. The DocPage Builder is a set of tools for integrating desktop systems and building tailored document management applications. The DocPage Builder includes Docbasic, Documentum's cross-platform programming language; Quickbuilder, a screenpainter tool for modifying screen graphics; and the Documentum Client Libraries, a set of object-oriented application programming interfaces (APIs) that enable third-party application developers to access the functionality of the DocPage Server.

Documentum Web Applications

  The Company offers a range of applications for product and process innovation based upon EDMS 98 and the Documentum Application Environment. Documentum applications that are either in development or currently shipping fall into the following categories:

 . Marketing and Sales. Documentum offers a Web application that help companies collapse time to revenue for new products by increasing the efficiency and productivity of the sales force. This application provides marketing and sales executives with greater knowledge about their industry, customers, products, and competitors within the framework of their sales processes. This application enables companies to build and manage a library of sales and marketing knowledge for direct, "on-demand" access by the sales representatives and other sales channels.

 . Quality Management. Beginning with the first shipping application, the Documentum DocControl Manager, this series of Web applications helps manufacturing companies meet quality goals for new products by automating the creation, sharing and management of controlled documents across a global network. These applications place documents such as standard operating procedures (SOPs), materials safety datasheets (MSDS), work instructions and test protocols, product and packaging specifications, and plant engineering drawings under the secure control of a common enterprise repository. Controlled documents can be automatically and securely routed, approved, distributed, and tracked across a corporate intranet, and the current version of a document becomes instantly accessible to any authorized user from a Web browser.

 . Project/Team Management. This Web application automates activities at the core of product and process innovation -- the collaboration by teams as they contribute explicit knowledge to knowledge chains both within and between companies. This application streamlines all processes by which teams develop new products, ensure their quality and manufacturing integrity, and deliver products to market.

  In addition to its Web Application Environment and its own Web applications, the Company offers a number of integrations with major business applications. These product integrations enable customers to extend their existing enterprise applications with Documentum functionality and provide knowledge workers with access to business-critical documents from within their familiar applications. The Company's product integrations include:

 . Documentum DocLink for SAP. DocLink for SAP is a bi-directional interface that provides seamless integration between Documentum and SAP's R/3. DocLink for SAP enables corporations to use intranet and client/server technology to seamlessly link corporate knowledge with SAP information in a paperless, electronic environment. Knowledge workers using Microsoft Office, AutoCAD and other desktop applications can collaborate to create, review, annotate, assemble and approve documents such as designs, drawings, specifications, standard operating procedures, data sheets and production plans. These documents can then be released to R/3 users for immediate, direct access.

 . Documentum/PeopleSoft Integration. Documentum and PeopleSoft have teamed to provide an integration of Documentum with the PeopleSoft Manufacturing product. The Documentum/PeopleSoft integration links engineering, manufacturing, and downstream functions into a single system for managing all product information, documents and data seamlessly across the enterprise.

 . Documentum CADLink Product Suite. Powered by Documentum, CADLink is a suite of products for managing and accelerating the creation, access, approval, and release of CAD drawings. CADLink tightly integrates the AutoCAD and MicroStation CAD systems with Documentum's state-of-the-art Web Application Environment for a comprehensive CAD management solution. CADLink enables true engineering drawing lifecycle management, integrating the design workshop with the many enterprise users who require access to the critical information held in CAD drawings.

 . Documentum UnaLink. Documentum UnaLink is a server-to-server based integration of Documentum with Lotus Notes. UnaLink lets customers leverage Notes' group collaboration capabilities to participate in lifecycle management of business-critical documents, including complex compound documents. UnaLink provides Notes users with a gateway to Documentum's Docbase repository for storing and managing enterprise documents.

Consulting and Support Services

  Turning a Web application vision into reality must involve a strategic methodology. Global organizations lacking the expertise for developing this methodology can turn to Documentum Worldwide Consulting Services. Documentum Consulting understands the different approaches for defining this vision and strategy. Documentum Consulting offers the technical services for knowledge-enabling a global enterprise, and can perform valuable knowledge flow audits to measure the impact of specific knowledge chains on business performance.

  Documentum Worldwide Consulting Services offers a full range of global consulting services and programs designed to deliver complete Web applications in the Company's target industry segments. Documentum Consulting's industry-aligned consulting services including design, development and deployment services for Documentum Web applications. In financial services, for instance, the Company offers a consulting practice for delivering applications designed to reduce operational risk for investment and commercial banking and brokerage industries. These solutions foster innovation in back-office processes by accelerating knowledge management tasks such as processing transactions, preparing tailored portfolio reports, and generating and managing new account documentation.

  In order to enhance its consulting expertise in the semiconductor and electronics marketplace, the Company acquired Workgroup Management, Inc. (WMI) of Oakland, California in the first quarter of 1998. WMI is a systems integrator with expertise in implementing business-critical knowledge management systems for semiconductor and electronics companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

  The Company also offers a range of worldwide customer support and education services through its Customer Support Services organization. The Company currently operates four Technical Support Centers in geographic locations that ensure access to at least one open support center, regardless of local time. These support centers are located in California, the United Kingdom, Germany, and Australia. Each center offers different levels of hotline technical support, remote dial-in services for problem identification and access to maintenance and patch releases for supported and purchased products. The Documentum Education Center offers a curriculum of courses on Documentum products for end users, developers and system administrators. Courses are available at the Company's training centers in Pleasanton, Chicago, Philadelphia and London, and can also be delivered at the customer's site.

Strategy

  The Company's objective is to leverage its market leadership in enterprise document management to become the leading worldwide supplier of Web applications for product and process innovation and an application software environment to automate knowledge chains. To achieve this objective, the Company's strategy includes penetrating global industries vertically, extending its technology leadership, delivering Web applications, leveraging its technology partnerships, focusing on enterprise deployments and utilizing multiple distribution channels.

  Penetrate Global Industries Vertically. A key component of Documentum's strategy is to focus on strategic vertical markets with compelling business-critical needs for Documentum Web applications; namely, industries where more efficient management of corporate knowledge to foster product innovation results in an immediate and substantial payback. Specifically, the Company is targeting four key industry segments: the process manufacturing sector including chemicals, petrochemicals, consumer products and construction engineering companies; the discrete manufacturing sector including electronics, computer, automotive and aerospace manufacturing companies; the financial services sector including investment banking, commercial banking and brokerage companies; and the business and government services sector including telecommunications and utilities companies and federal, state and local government agencies.

  Extend Technology Leadership. The Company's strategy is to continue to enhance its Web application environment and to add functionality to Web applications that strengthen their ability to help knowledge workers access, share, and act upon relevant and accurate knowledge. One example of this strategy is the intelligent content mining technology that Documentum obtained through its acquisition of Relevance this year. With the purchase of Relevance, Documentum's solutions will have the enhanced ability to deliver the most relevant information to users as it relates to a specific industry or business task, whether this information is housed in a Documentum repository, other internal company resources, or external sources such as databases, wire services and the Internet.

  The Company will also continue to provide greater flexibility in terms of information delivery, document repositories, and the number and variety of supported client, server and relational database management system (RDBMS) platforms. Documentum expects to enhance the features of its products by continuing to make them compatible with new technologies as well as existing applications and by responding to the unique needs of large organizations.

  Deliver Web Applications. The Company's goal is to lead the market for Web applications that improve knowledge worker productivity in the areas of product and process innovation. The Company's focus on key vertical markets plays a vital role in this strategy, and the Company intends to expand its domain expertise in these vertical markets to identify the specific areas for which Web-based applications can accelerate product and process innovation. For instance, the Company offers Web applications in several vertically focused categories.

  Leverage Technology Partnerships. The Company has accelerated the development, introduction and acceptance of Documentum solutions through selected third party system integrators and reseller partners. The Company has a strategic relationship with Microsoft that includes a joint initiative between the two companies to address expanding knowledge application opportunities and develop solutions that leverage their complementary technologies. In addition, the Company has embedded in its software certain industry-standard features and functionality licensed from Adobe, Microsoft and Verity, and the Company integrates its applications with other business-critical applications from vendors including SAP, PeopleSoft, and Lotus, a division of IBM. Besides Microsoft, the Company maintains partnerships with numerous best-in-class software companies for the joint development of applications that integrate Documentum technology. Finally, the Company conducts joint marketing and sales activities with complementary strategic hardware and software vendors, including Hewlett-Packard, IBM, Sun Microsystems, Informix, Lotus, Microsoft, Netscape, Oracle and Sybase.

  Focus on Enterprise Deployments. The Company has designed its products to scale from focused business-critical applications consisting of hundreds of user seats to use across the enterprise and beyond, with Web access to knowledge both within and outside the organization. These enterprise-wide deployments often involve multiple applications for thousands of user seats at multiple sites. The Company believes that initial customer success using Documentum products to capture business-critical information is an essential factor in a customer's decision to deploy the Company's products throughout the enterprise. The Company has a two-pronged strategy to drive customers towards enterprise-wide deployment. First, the Company provides targeted consulting and training services to its customers and systems integrators. Second, the Company has established strategic partnerships with major, or vertically focused, systems integrators, including, among others, Cap Gemini, Computer Sciences Corporation, IBM Professional Services, Deloitte & Touche, Ernst & Young and Xerox Professional Document Services. These partners provide customization of the Company's applications for individual customer needs and integration with third-party applications.

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

Customers

  The Company has directly or indirectly licensed its products to more than 570 end user customers in a broad range of industries worldwide, including process manufacturing, discrete manufacturing, financial services, and business and government services.

   The potential for payback and operational improvements from Documentum solutions is substantial. A Documentum solution for Rhone-Poulenc Rorer is shaving up to a full year off the product development cycle. At Ford Motor Company, a Documentum-based Marketing, Sales and Service Library is helping customer service groups provide prompt, accurate replies to more than 12,000 calls from customer and business accounts every business day. In its first year of deployment, Platinum Technology, Inc. realized a $6 million return on investment from its Web-based Documentum solution through increased sales force productivity by centralizing information and transferring knowledge across a fast-growing, highly distributed enterprise. Scudder Kemper Investments, Inc., the global investment management company, relies on Documentum to manage Web content on its next generation Web site that features intelligent querying and personalized content delivery. Volkswagen, AG has selected Documentum as its worldwide corporate standard for all document, Web content and knowledge management applications. Volkswagen currently has Documentum projects underway that will implement highly automated, efficient document-centric business processes and link unstructured documents with structured, transaction-based data managed by SAP R/3.

Sales and Marketing

  The Company sells its products through its own direct sales force as well as complementary indirect channels primarily consisting of systems integrators and distributors. Sales teams are organized around the Company's key vertical markets of process manufacturing, discrete manufacturing, financial services, and business and government services. The Company currently has 14 sales offices in the United States, three sales offices in Europe, one sales office in Japan, one sales office in Korea, and distributors in Europe, the Middle East, Asia-Pacific, South Africa and Canada. The Company also has strategic relationships with more than 30 systems integrators and distributors worldwide.

  The Company targets global customers in its key vertical markets including process manufacturing, discrete manufacturing, financial services, and business and government services. The Company has designated a team of industry specialists, marketing managers and development engineers that work to further penetrate customers in existing vertical markets as well as promote applications in new vertical markets. One of the Company's objectives is to reduce customers' product development time and increase operational efficiency by designing Web applications for particular business-critical processes.

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

  The Company expects to continue to enhance its existing products, develop new products and augment its product and technology base through acquisitions. For the years ended December 31 1998, 1997 and 1996, research and development expenses were $18.2 million, $11.0 million and $7.9 million respectively. Historically, the Company has expensed its software development costs as incurred.

  With future releases of the Documentum Web Application Environment, Documentum will extend the functionality of EDMS 98 to offer robust new capabilities for delivering Web applications that enable innovation for new products and processes. These capabilities include:

 . Relevance Server. With the Relevance Server, the Documentum Web Application
  Environment will include technology obtained through the Company's 1998 acquisition of Relevance Technologies, Inc. ("Relevance"). The Relevance Server will select, organize, and deliver information and expertise according to its value to a given business process. Instead of having to proactively search for information, knowledge workers can "mine" task-specific knowledge from virtually any source: intranets, extranets, and the Internet, and virtually any repository accessible from a global network. This includes enterprise and group repositories such as relational databases, Docbases containing unstructured information, groupware databases, file systems, and Web sites. The ability to automatically link knowledge workers with the most relevant knowledge repositories and file stores is a key enabler of knowledge chains, and a significant advance from first-generation Web applications.

 . Explorer Integration. The Documentum Web Application Environment will feature a seamless integration with Microsoft Windows Explorer, enabling knowledge workers to perform a wide range of powerful knowledge management tasks and manage knowledge contained in one or more Docbases from within the familiar Windows Explorer environment. Documentum will offer two levels of functionality through Windows Explorer, corresponding to the capabilities found previously in Documentum's two former stand-alone client/server products, Documentum WorkSpace and Documentum SmartSpace. Through the Explorer integration, users interact with Explorer as they do normally, but in addition to accessing their Windows desktop, C drive, and "Network Neighborhood," they can access Documentum repositories and objects (including Docbases, personal cabinets, workflow tasks and checked out files). The Explorer integration also delivers powerful features for mobile users who are frequently disconnected from the network.

 . Developer Studio. The Developer Studio is a powerful development environment that leverages Microsoft's Visual Studio tools to enable developers to easily create and package together the elements that comprise Documentum applications. These application elements, called DocApps, can then be easily installed in multiple Docbases throughout the enterprise. DocApps consist of various application elements including user interface components, document lifecycle definitions, security settings, document type definitions, workflow templates and more. The Developer Studio offers an easy-to-use environment for creating, reusing, and assembling these various elements to deliver true value-add applications.

 . Documentum Administrator. The Documentum Administrator is a Web browser-based interface that enables system administrators to perform a wide range of application administration tasks, including user/group management, format and template management, full text index management, and session monitoring and management. The Documentum Administrator provides a simplified and centralized point of access for managing and administering a global, distributed environment of servers regardless of their location.

Industry Standards

  Documentum is committed to providing comprehensive, open Web applications targeted to customers' unique business requirements. The Company is active in numerous standards efforts for the Web, including the Web Distributed Authoring and Versioning (WebDAV) standard and Extensible Markup Language (XML), and the Company's products ensure interoperability with critical Web standards such as HTTP and HTML.

  As a result of its enterprise document management heritage, Documentum participates actively in the leading organization that has taken the initiative to define standards specifically for the document management arena, the Open Document Management API (ODMA). The ODMA standards committee has developed an API to enable document management capabilities to be integrated into a wide range of desktop applications. Documentum has embraced the ODMA standard as a means of providing direct access to document and knowledge management capabilities within standard desktop applications, and is currently shipping products that integrate this standard. In 1996, ODMA formally accepted Documentum's query extension enabling desktop application users to simultaneously search document repositories from different vendors. Documentum also remains very active in the Document Management Alliance (DMA), which has published a specification for broader interoperability and connectivity between heterogeneous document management services, repositories and applications.

  In addition, the Company is participating in the Workflow Management Coalition
(WfMC), which has established widely accepted workflow standards. The Documentum Application Environment delivers workflow solutions fully compliant with the WfMC standard.

  The Company has enhanced the architecture of its open, extensible server to support industry-standard platforms, applications, and networks including the Web. For example, the Company has achieved logo certification for Microsoft BackOffice, Windows NT and Windows 95. Other industry-leading technologies that Documentum is actively supporting include LDAP, OLE DB, COM/DCOM, Java, ASP, and JSP. The Company has also recently introduced key enhancements for capturing information and automating processes on the Web. Those include extending the workflow capabilities of the Company's Web clients, providing an enhanced workflow editor, and delivering a Microsoft integration that enables users to access Docbase documents from the Windows Explorer. Documentum has also provided support for other information delivery vehicles such as SAP, Lotus Notes, CAD systems, and PeopleSoft.

Risk Factors

  Uncertainty of Future Operating Results. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:

 . demand for our products;
 . the level of product and price competition;
 . the length of our sales cycle;
 . the size and timing of individual license transactions;
 . the delay or deferral of customer implementations;
  our success in expanding our customer support organization, direct sales . force and indirect distribution channels;
 . the timing of new product introductions and product enhancements;
 . changes in our pricing policy;
 . the publication of opinions concerning us, our products or technology by industry analysts;
 . the mix of products and services sold;
 . levels of international sales;
 . activities of and acquisitions by competitors;
 . the timing of new hires;
 . changes in foreign currency exchange rates;
 . our ability to develop and market new products and control costs; and . domestic and international economic and political conditions.

  One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock.

  Fluctuations in Quarterly Operating Results. Our net revenue and operating results may vary drastically from quarter to quarter because of numerous factors largely beyond our control, including the following:

 . the potential delay in recognizing revenue from license transactions;
 . the discretionary nature of our customers' budget and purchase cycles;
 . variations in our customers' fiscal or quarterly cycles;
 . the size and complexity of our license transactions;
 . the timing of new product releases;
 . seasonal variations in operating results; and . the tendency to realize a substantial amount of revenue in the last weeks, or even days, of each quarter.

  Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenues per order, and the number of large individual license sales we have made has continued to increase. As a result, the loss or delay of individual orders could have a significant impact on quarterly operating results and revenues. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from six to 12 months from initial contact. Also, our strategy of providing customers with complete document management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenues, our operating results could be materially and adversely affected.

  As a result of the foregoing and other factors, operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful in terms of their relation to future performance. You should not rely upon these comparisons as indications of future performance. Furthermore, it is likely that our future quarterly operating results from time to time will not meet the expectations of public market analysts or investors, in which case there would likely be a material adverse effect on the price of our common stock.

  Lengthy Sales and Implementation Cycles. The timing of the sales and implementation of our products is lengthy and not predictable with any degree of certainty. You should not rely on prior sales and implementation cycles as an indication of future cycles.

  The licensing of our software products is often an enterprise-wide decision by prospective customers and generally requires us to engage in a lengthy sales cycle (generally between six and 12 months) to provide a significant level of education to prospective customers regarding the use and benefits of our products. Additionally, the size and complexity of any particular transaction can also cause delays in the sales cycle. The implementation of our products involves a significant commitment of resources by customers over an extended period of time and is commonly associated with substantial reengineering efforts by the customer. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. A delay in the sale or customer implementation of even a limited number of license transactions could have a material adverse effect on our business, financial condition and operations and cause our operating results to vary significantly from quarter to quarter.

  Product Concentration. To date, substantially all of our revenues have been attributable to sales of licenses of the Documentum EDMS family of products and related services. We expect such products and related services to continue to account for a substantial majority of our future revenues. Furthermore, we expect that our recently announced Web Application Environment, the evolution of the EDMS family of products, will account for an increasingly large portion of future revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations.

  New Versions, New Products and Rapid Technological Change. The document management software and services market in which we compete is characterized by
(1) rapid technological change, (2) frequent introduction of new products and enhancements, (3) changing customer needs, and (4) evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of our products are difficult to estimate. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. Our future success also depends in part on our abilities to execute on our strategy of developing web applications in certain target vertical industries and to maintain and enhance relations with technology partners, including RDBMS vendors, in order to provide our customers with integrated product solutions.

  We may not be successful in maintaining and enhancing the aforementioned relationships or in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If we fail to successfully maintain or enhance relationships with our technology partners or to execute on our integrated product solution strategy, or if release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. We have in the past experienced delays in the release dates of enhancements to our products. While the delays we have experienced to date have been minor (not exceeding six months), there can be no assurance that we will not experience significant future delays in product introduction.

  Dependence on Emerging Markets. The market for document management software and services is intensely competitive, highly fragmented and rapidly changing. Our future financial performance will depend primarily on the continued growth of the market for document management software and services and the adoption of our products by organizations in this market. If the document management software and services market fails to grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially and adversely effected.

  Intense Competition. Our products target the emerging market for Web-based and client/server software solutions. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, and PC DOCS. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to more easily offer a single-vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

  We also face indirect competition from systems integrators. We rely on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. If we are unable to develop and maintain effective, long-term relationships with these third parties, our competitive position would be materially and adversely affected. Further, many of these third parties possess industry-specific expertise and have significantly greater resources than we do, and may market software products that compete with us in the future.

  There are many factors that may increase competition in the market for Web-based and client/server software solutions, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and operating results. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

  End-User Customer and Industry Concentration. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For 1998, 1997 and 1996, sales to our five largest customers accounted for 17%, 25% and 20% of license revenues, respectively. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could have a material adverse effect on our business, financial condition and operating results.

  Reliance on Certain Relationships. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. Our failure to maintain these relationships, or to establish new relationships in the future, could have a material adverse effect on our business, financial condition and results of operations.

  Management of Growth. Our business has grown rapidly in recent years. This growth has placed a significant strain on our management systems and resources.

  In addition, we have recently completed two acquisitions, the January 1998 acquisition of WMI, and the July 1998 acquisition of Relevance. Each of these acquisitions required the integration of a number of employees, systems and facilities increasing the strain on management's systems and resources.

  To manage future growth we must continue to (1) improve and maintain our financial and management controls, reporting systems and procedures on a timely basis and (2) expand, train and manage our employee work force. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

  Dependence on Key Personnel. Our future performance depends in significant part on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement with us. The loss of services of one or more of our executive officers or key technical personnel would have a material adverse effect on our business, operating results and financial condition.

  Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.

  International Operations. Our revenues are primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. The Company has offices in London, Paris, Munich, Tokyo, Melbourne and Seoul. The Company operates its international technical support operations in the London, Munich and Melbourne offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

  Our international operations are subject to a variety of risks, including (1) foreign currency fluctuations, (2) economic or political instability, (3) shipping delays, (4) various trade restrictions, (5) our limited experience in, and the costs of, localizing products for foreign countries, (6) longer accounts receivable payment cycles and (7) difficulties in managing international operations, including, among other things, the burden of complying with a wide variety of foreign laws.

  Dependence on Proprietary Technology and Risks of Infringement. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate. Additionally, our competition may independently develop similar technology.

  Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual
property rights.   Furthermore, former employers of our former, current or
future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers.
Any such claims, with or without merit, could (1) be time-consuming to defend,
(2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays, and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

  We license certain software from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions. This could materially adversely affect our business, operating results and financial condition.

  Product Liability. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. A successful product liability claim brought against us could have a material adverse effect upon our business, financial condition and results of operations.

  Uncertainty of the Effects of the Year 2000 on Computer Programs and Systems. Many currently installed computer systems and software programs use only two-digit date code fields to identify the year, e.g., 85=1985. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failures or errors could occur prior to the actual change in century.

  We have designed and tested the most current versions of our products to be Year 2000 compliant and are currently engaged in a comprehensive Year 2000 project to further identify date-processing risks associated with our information systems, products, operations and infrastructure, suppliers and customers. We have notified all of our customers of date processing problems associated with older versions of our products and encouraged them to either upgrade to a Year 2000 compliant version or resolve the potential date processing issues. As a number of our customers will continue to run product versions that are not year 2000 compliant, the Company may incur increased expenses and additional liabilities relating to these date-processing issues. Given the unprecedented nature of this problem, we cannot reasonably estimate potential losses from claims of breach of contract or warranty arising from these issues at this time, and we cannot reliably measure the effect that any potential losses will have on our financial condition and operations. In addition, there can be no assurances that the Company's current product versions do not contain undetected errors or defects associated with Year 2000 date-processing issues that may result in additional material costs to the Company.

  In addition, many companies are expending significant resources to correct or "patch" their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those that we offer. The efforts and resources expended to address Year 2000 issues may affect the purchasing patterns of our customers and potential customers. We also believed that many potential customers may defer purchasing Year 2000 compliant products until it is absolutely necessary, accelerate purchasing Year 2000 compliant products, switch to other systems or suppliers, or purchase our products only as an interim solution. If any of the above were to happen, our business, operating results or financial condition could be materially adversely affected.

  We are currently evaluating our information technology and non-information technology infrastructure for Year 2000 compliance to determine what actions are required to make all internal systems Year 2000 compliant and what actions are needed to mitigate vulnerability to problems related to enterprises with which we interact. We also utilize third-party vendor network equipment, telecommunication products and other products and services, including utilities, that may or may not be Year 2000 compliant. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact our results of operations or adversely affect our relationships with customers, vendors, or others. In addition, there can be no assurance that we will not be affected by Year 2000 disruption in the operation of the enterprises with which we interact. Accordingly, Year 2000 problems could have a material adverse effect upon our business.

  Although we have expended and will continue to expend resources and time to address potential Year 2000 problems, there can be no assurance that we will be successful in our efforts to identify and address all Year 2000 issues. Additionally, there can be no assurance that we will not be affected by Year 2000 disruptions in the operations of the enterprises with which we interact. Accordingly, Year 2000 problems could have a material adverse effect upon our business.

  Risk of Product Defects. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or "bugs," or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in or delay in recognition of revenue.

  Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, diversion of development resources, the payment of monetary damages or increased service or warranty costs, any of which could have a material adverse effect upon our business, operating results and financial condition.

  Risks Associated with Acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, the Company acquired WMI in January, 1998 and Relevance Technologies in July 1998. Such acquisitions will, and any future acquisitions or investments would, expose us to the risks commonly encountered in acquisitions of businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and the potential disruption of our ongoing business. Additionally, such acquisitions may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

  Possible Volatility of Stock Price. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of our common stock.

  Effects of Certain Charter Document Provisions that may Prevent Certain Corporate Actions. Our Board of Directors is authorized to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have instituted a classified Board of Directors in our Amended and Restated Certificate of Incorporation. This and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

Executive Officers

The executive officers of the Company and their ages are as follows:


NAME                       AGE       POSITION
----                       ---       --------
Jeffrey A. Miller           48       President, Chief Executive Officer and Director
Mark S. Garrett             41       Vice President, Chief Financial Officer and Secretary
Thomas P. Heydler           42       Vice President, Marketing and Industries
Paul J. Hoffman             48       Vice President, Worldwide Sales
Howard I. Shao              43       Vice President, Product Development
Burnes S. Hollyman          47       Vice President, Consulting Services

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

   Thomas P. Heydler has served as the Company's Vice President, Marketing and Industries since August 1998. From April 1996 to August 1998, he served as vice president and general manager of the Company's Europe, Asia, and Middle East operations. From August 1991 to March 1995 Mr. Heydler served as vice president and general manager of Cadence Design Systems, Europe. From July 1984 to August 1991 he held various positions in software development, product marketing, Management Consulting and General Management at Siemens AG, Munich. Mr. Heydler received his B.S. in Electrical Engineering and Computer Science from Technical University of Munich.

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

Employees

  As of December 31, 1998, the Company employed 616 persons, including 201 in sales and marketing, 118 in its consulting and training services organization, 53 in customer support, 160 in research and development and 84 in finance and administration. Of these, 142 are located in Europe, and the remainder is located in North America. The Company's employees are not represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

  As of December 31, 1998 the Company leased all of its facilities and its principal locations are in or near the following cities:

                                                  Lease
Location                      Square Feet      Expiration Date             Principal Activities
--------                      -----------      ---------------             --------------------
Pleasanton, CA........../1/       116,400      June, 1999             Corporate HQ, Development, Sales,
                                                                      Marketing, Services and support

Chicago, IL...............         10,025      July, 2001             Sales, Marketing, Services and
                                                                      support

Philadelphia, PA..........         16,685      July, 2002             Sales, Marketing and Services

Paris, France.............         12,941      February, 2007         Sales, Services

Tokyo, Japan..............         14,696      August, 2000           Sales, Services

Munich, Germany...........         15,710      October, 2001          Sales, Services

Uxbridge, England.........         35,520      April, 2013            Sales, Marketing, Services and
                                                                      Support

----------------------
/1/ The Company has signed a lease for approximately 185,000 square feet in Pleasanton, CA commencing in June 1999.

  The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 116,400 square feet in four buildings in Pleasanton, California under leases which expire in June, 1999. In June 1998, the Company signed leases for approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and January 2000, respectively, and expiring in May 2005 and December 2006, respectively. This space will serve as the Company's headquarters and will contain the principal administrative, engineering, manufacturing, marketing and sales facilities. The Company expects to make capital purchases related to leasehold improvements and office furniture for the new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. In addition, the Company leases offices for sales, marketing and customer service activities in selected locations throughout the U.S., Europe and Asia. In addition to the new Pleasanton CA space, the Company has already secured suitable additional space.

  In addition to the new facility located in Pleasanton, CA, the Company anticipates expanding its facilities depending upon the availability of suitable additional space. Currently the Company is seeking to expand its facilities and the Company could experience difficulty finding adequate space for expansion. Failure to obtain space or to obtain it on reasonably attractive commercial terms may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "DCTM". The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq National Market.

                                                     High         Low
                                                 ----------  -----------
Fiscal 1997:
      First Quarter                                 $38.00       $13.81
      Second Quarter                                 26.00        13.75
      Third Quarter                                  39.00        24.38
      Fourth Quarter                                 42.25        26.00

Fiscal 1998:
      First Quarter                                 $54.38       $32.75
      Second Quarter                                 59.63        40.88
      Third Quarter                                  54.50        34.75
      Fourth Quarter                                 54.00        16.75

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

  As of December 31, 1998, the number of common stockholders of record was 343. The Company believes that the number of beneficial holders of its common stock is in excess of 500.

  The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future. In addition, an existing bank credit agreement currently restricts the Company's ability to pay cash dividends without the bank's consent.

  On February 3, 1999, the Board of Directors declared a dividend distribution, payable to stockholders of record on that date, of one Preferred Share Purchase Right for each outstanding share of Common Stock (par value $0.001). The Rights were issued on February 24, 1999, expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 20% or more of the Common Stock (such person or group, a "20% holder") or commences a tender or exchange offer which would result in the offeror beneficially owning 20% or more of the Common Stock. Each Right entitles the registered holder to buy one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $200.00 subject to certain adjustments. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time prior to the day of the first public announcement of the existence of a 20% holder. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of February 3, 1999 entered into between the Company and BankBoston, N.A., as rights agent (the "Rights Agent"). The Rights Agreement was filed as an exhibit to the Company's Current Report on Form 8-K dated February 3, 1999, filed with the SEC.

  The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                               Year Ended December 31,
                                                       -----------------------------------------------------------------------
                                                          1998            1997          1996           1995          1994
                                                       ------------   -----------   ------------   ------------   ------------
                                                                          (in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
    Licenses                                               $80,546      $ 54,536        $34,630        $20,377        $ 8,919
                                                       ------------   -----------   ------------   ------------   ------------
    Services                                                43,283        21,099         10,672          5,079          1,454
                                                       ------------   -----------   ------------   ------------   ------------
       Total revenues                                      123,829        75,635         45,302         25,456         10,373
                                                       ------------   -----------   ------------   ------------   ------------

Cost of revenues:
    Licenses                                                 4,179         2,453          1,923          1,188            518
    Services                                                25,684        12,327          6,845          3,324          1,304
                                                       ------------   -----------   ------------   ------------   ------------
       Total cost of revenues                               29,863        14,780          8,768          4,512          1,822
                                                       ------------   -----------   ------------   ------------   ------------
Gross profit                                                93,966        60,855         36,534         20,944          8,551
                                                       ------------   -----------   ------------   ------------   ------------

Operating expenses:
    Sales and marketing                                     50,425        35,084         19,909         12,513          6,254
    Research and development                                18,181        10,986          7,880          4,512          2,523
    General and administrative                              10,255         5,976          4,114          2,430          1,738
    Acquisition related costs                                2,171             -              -              -              -
    Purchased in process research and development           34,622             -              -              -              -
                                                       ------------   -----------   ------------   ------------   ------------
       Total operating expenses                            115,654        52,046         31,903         19,455         10,515
                                                       ------------   -----------   ------------   ------------   ------------
Income (loss) from operations                              (21,688)        8,809          4,631          1,489         (1,964)
                                                       ------------   -----------   ------------   ------------   ------------
Interest and other income, net                               4,395         2,333          2,268            239             75
                                                       ------------   -----------   ------------   ------------   ------------
Income (loss) before income tax provision                  (17,293)       11,142          6,899          1,728         (1,889)
Provision for income taxes                                  (6,231)       (3,788)        (2,415)          (468)             -
                                                       ------------   -----------   ------------   ------------   ------------
Net income (loss)                                        $ (23,524)      $ 7,354        $ 4,484        $ 1,260       $ (1,889)
                                                       ============   ===========   ============   ============   ============
Net income (loss) per basic common share (1)               $ (1.45)       $ 0.51         $ 0.33         $ 0.73
                                                       ============   ===========   ============   ============
Shares used in basic per share computation (1)              16,221        14,463         13,790          1,731
                                                       ============   ===========   ============   ============
Net income (loss) per diluted common share (1)             $ (1.45)       $ 0.49         $ 0.30         $ 0.10
                                                       ============   ===========   ============   ============
                                                       ============   ===========   ============   ============
Shares used in per diluted share computation (1)            16,221        15,098         14,734         12,934
                                                       ============   ===========   ============   ============

Consolidated Balance Sheet Data:
Cash and cash equivalents                                  $16,240      $ 14,236        $ 5,369        $ 5,978        $ 6,289
Short-term investments                                      84,203        78,895         46,803              -              -
Working capital                                             97,544        91,697         51,821          4,624          5,256
Total assets                                               160,649       127,203         74,944         16,501         10,916
Long-term obligations                                            -             -            211            691            544
Mandatorily redeemable convertible preferred stock               -             -              -         13,391         13,391
Stockholders' equity (deficit)                             116,813       102,033         59,332         (5,746)        (7,286)

-----------------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted shares.

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


Overview

  Documentum, which was formed in 1990, develops, markets and supports a software application environment and a family of Web-based applications for product and process innovation. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of enterprise document management system products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver Web applications. In 1996, the Company expanded its presence in the market for Web technologies by introducing its Documentum RightSite engine for extending document management capabilities to Web content, and a family of Web-based clients. During 1997, the Company introduced a number of vertically focused solutions (DocSolutions) that provided the foundation for the Company's current family of Web applications. Also, during 1997, the Company introduced and shipped Documentum DocLink for SAP, introduced and shipped the Documentum DocPage Server and Documentum WorkSpace products in a localized Kanji version and expanded its sales efforts in the Asia-Pacific region. During 1998, the Company introduced Enterprise Documents Management System 98 (EDMS 98), an enterprise application platform for automating the end-to-end lifecycle management of business-critical documents. EDMS 98 delivers enhanced Web clients that feature an intelligent user interface and records management services to archive documents. The Company expects that license and service revenues from EDMS 98 and newer product offerings including the Documentum Web Application Environment, will account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of EDMS 98 and Documentum Web Application Environment enhancements thereto.

  On January 5, 1998 the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for approximately 192,473 shares of the Company's common stock valued on the transaction date at $6.7 million. The acquisition was accounted for as a pooling of interests. WMI is a professional services firm with approximately 35 employees located in Oakland, California specializing in the design, the development and the implementation of document management systems for the semiconductor industry. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. As of December 31, 1997, WMI had revenues of approximately $4 million and gross assets of approximately $1 million and the Company believes this will have an immaterial effect on the Company's financial statements as a whole. The Company recorded merger expenses of $2.2 million in connection with the acquisition in the first quarter of 1998.

  On July 16, 1998, the Company acquired all the outstanding shares of Relevance, a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. Relevance was a development stage software company with approximately 25 employees (as of the date of the acquisition) located in San Francisco, California specializing in the development of content mining technology for unstructured information.

The acquisition of Relevance represents a new market opportunity for Documentum to develop additional applications for the sharing and applying of both corporate and Web based knowledge. As of May 31, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million. The Company recorded $34.6 million as a charge related to the write off of purchased in process research and development.

  Since inception, the Company has invested significant resources in developing its software and related solutions, as well as building its sales, services, marketing, and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

  Although the Company has experienced significant revenue growth in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly basis. See "Risk Factors -- Uncertainty of Future Operating Results" and " Fluctuations in Quarterly Operating Results."

Results of Operations

  The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                                                Year Ended December 31,
                                                        ----------------------------------------
                                                            1998          1997         1996
                                                        -------------  -----------  ------------
Revenues:
    Licenses                                                     65%          72%           76%
    Services                                                     35%          28%           24%
                                                        -------------  -----------  ------------
      Total revenues                                            100%         100%          100%
                                                        -------------  -----------  ------------

Cost of revenues:
    Licenses                                                      3%           3%            4%
    Services                                                     21%          16%           15%
                                                        -------------  -----------  ------------
      Total cost of revenues                                     24%          19%           19%
                                                        -------------  -----------  ------------

Gross profit                                                     76%          81%           81%
                                                        -------------  -----------  ------------

Operating expenses:
    Sales and marketing                                          41%          46%           44%
    Research and development                                     15%          15%           17%
    General and administrative                                    8%           8%            9%
    Acquisition and related costs                                 2%           0%            0%
    Purchased in process research and development                28%           0%            0%
                                                        -------------  -----------  ------------
      Total operating expenses                                   94%          69%           70%
                                                        -------------  -----------  ------------

Income (loss) from operations                                   (18%)         12%           11%
                                                        -------------  -----------  ------------

Interest and other income, net                                    4%           3%            5%
                                                        -------------  -----------  ------------
Income (loss) before income tax provision                       (14%)         15%           16%

Provision for income taxes                                       (5%)         (5%)          (6%)
                                                        -------------  -----------  ------------
Net income (loss)                                               (19%)         10%           10%
                                                        =============  ===========  ============

As a Percentage of Related Revenues:

Cost of license revenues                                          5%           4%            6%
Cost of service revenues                                         59%          58%           64%

Revenues

  The Company's revenues are derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon shipment of the product if collection of the resulting receivable is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. During 1998, the Company has recognized revenue in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition". Prior to 1998, the Company recognized revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition."

  In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 will be adopted for transactions entered into during the fiscal year beginning January 1, 1999.

  License revenues increased by 48% to $80.5 million in 1998, by 57% to $54.5 million in 1997, and by 70% to $34.6 in 1996, representing 65%, 72%, and 76% of total revenues in the respective periods. The growth in license revenues was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as an increase in the number of customers who purchased additional product licenses, and the expansion of the Company's sales organization. The decrease in license revenues as a percentage of total revenues is due to increased service revenue. In 1998, 1997 and 1996 license revenues from Xerox and certain Xerox affiliates, as systems integrators, a VAR and a distributor for the Company's products, accounted for 12%, 6%, and 14% of total license revenues respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue. The Company's first quarter revenues and earnings in any year are typically flat or lower as compared to the immediate preceding fourth quarter, due to seasonality, which the Company believes is common in the software industry.

  Service revenues increased by 105% to $43.3 million in 1998, by 98% to $21.1 million in 1997, and by 110% to $10.7 million in 1996, representing 35%, 28%, and 24% of total revenues in the respective periods. The increase in both service revenue dollars and in service revenue as a percent of total revenues was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand the solution offerings to customers.

  The Company markets its products through its direct sales force and its indirect channel partners. While historically, the Company has generated the majority of its revenues from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenues from all indirect channel partners comprised 31%, 23%, and 32% of license revenues in 1998, 1997 and 1996, respectively. The decrease in indirect channel revenues as a percentage of license revenues was due to a rapid increase in the direct sales force during 1997. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  International revenues represented 32%, 33%, and 29% of license revenues in 1998, 1997 and 1996, respectively. The increase in international revenues as a percent of license revenues for the year ended December 31, 1997 was primarily due to the expansion of the Company's sales force in Europe. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  Cost of revenues

  Cost of license revenues consists primarily of the royalties paid to third-party vendors. It also includes product costs such as packaging, documentation, production and freight. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenues increased by 70% to $4.2 million in 1998, 28% to $2.5 million in 1997, and by 62% to $1.9 million in 1996, representing 5%, 4%, and 6%
of the related license revenues in 1998, 1997, and 1996. The Company expects the cost of license revenue to increase in dollar amount as the related license revenue increases.

  Cost of services revenues consists primarily of personnel-related costs incurred in providing consulting services, training to customers and telephone support. Cost of services revenues increased by 108% to $25.7 in 1998, by 80% to $12.3 million in 1997, and by 106% to $6.8 million in 1996, representing 59%, 58% and 64% of the related services revenues in 1998, 1997 and 1996, respectively. The increase in cost of services revenues in dollar amount was a result of increased personnel-related costs as the Company expanded its consulting and training operations to support its increased installed customer base, as well as an increase in solutions offered to customers. The decrease in cost of service revenues as a percentage of service revenues in 1997 was primarily due to economies of scale realized as certain expenses such as technical support grew proportionately less than maintenance revenues. The Company expects the cost of services revenue to increase in dollar amount as the related services revenue increases.

  Operating Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 44% to $50.4 million in 1998, 76% to $35.1 million in 1997, and by 59% to $19.9 million in 1996 representing 41%, 46%, and 44% of total revenues for 1998, 1997 and 1996, respectively. The increase in dollar amount was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including increasing the number of sales teams and increasing the number of marketing programs. The decrease in sales and marketing expenses as a percentage of total revenues in 1998 was primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The Company expects that sales and marketing expenses will increase in dollar amount to support the Company's anticipated revenue growth.

  Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 65% to $18.2 million in 1998, by 39% to $11.0 million in 1997, and by 75% to $7.9 million in 1996, representing 15%, 15% and 17% of total revenues in 1998, 1997 and 1996, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in dollar amount in order to support increased development efforts to both existing products and new products.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 72% to $10.3 million in 1998, by 45% to $6.0 million in 1997, and by 69% to $4.1 million in 1996 representing 8%, 8% and 9% of total revenues in 1998, 1997 and 1996, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The Company expects general and administrative expenses to increase in dollar amount in order to support the growing needs of the Company.

  Acquisition and related costs. In connection with the merger with WMI, the Company incurred charges of approximately $2.2 million primarily consisting of accounting and legal fees and other transaction related costs. Approximately, $664,000 of the costs incurred in connection with the acquisition are included in accrued liabilities at December 31, 1998.

  Purchased in process research and development. On July 16, 1998, the Company acquired Relevance, a development stage company. The acquisition was accounted for by the purchase method of accounting. The Company recorded a charge of $34.6 million pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development related to Relevance's data mining technology to be completed and integrated into the Company's family of Documentum products. At the date of acquisition, a technological feasible prototype of Relevance's product did not exist. The Company has spent $2.4 million in additional research and development during 1998 in an effort to further develop the technology to produce a commercially viable product. At the date of acquisition, the only identifiable intangible assets acquired were the technology under development and the in-place workforce. Accordingly, essentially all of the excess purchase price over net assets acquired, except for amounts assigned to net current assets, fixed assets and workforce-in-place, was assigned to in-process research and development.

  The valuation of acquired research and development was prepared using the income approach and contemplated that sales of products incorporating the Relevance technology would be $139,000 in 1998, $5.9 million in 1999, $15 million in 2000, $24.6 million in 2001 and declining thereafter. The Company based revenue increases upon the historical growth rate of software sales for Documentum products. Operating costs as a percentage of revenue ranged from 110% to 47% for the years 1999 through 2001 based on the Company's normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 35%. Net cash flows were discounted to their present value at the acquisition. Through the end of 1998, there were no revenues recognized by the Company attributable to the Relevance technology.

  Interest and other income, net

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses and interest expense. Interest and other income, net increased by 88% to $4.4 million in 1998, by 3% to $2.3 million in 1997, and by 849% to $2.3 million in 1996. The increase in interest and other income was primarily due to interest income earned on higher cash and investment balances. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

  Provision for income taxes

  The Company's effective tax rates for 1998, 1997 and 1996 were 34%, 34%, and 35%, respectively. The effective tax rate for 1998 excludes the effects of the non-deductible write off of in-process research and development as a result of the acquisition of Relevance and the non-deductible items related to the acquisition of WMI. The Company anticipates that its effective tax rate will not increase significantly in 1999.

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

  The Company's cash and investments totaled $100.4 million at December 31, 1998 representing 63% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

  Net cash provided by operating activities was $12.5 million, $13.6 million, and $4.6 million in 1998, 1997 and 1996, respectively. For the year ended December 31, 1998, the cash generated by operations was primarily attributable to net loss of $23.5 million adjusted for in process research and development write off of $34.6 million, provision for doubtful accounts of $1.5 million, depreciation and amortization of $5.5 million, increase in accrued liabilities of $8.8 million, and deferred revenue of $6.2 million, offset by an increase in accounts receivable of $14.1 million and in other assets of $6.5 million. For the year ended December 31, 1997, the cash generated by operations was primarily attributable to net income of $7.4 million, growth in accrued liabilities of $7.1 million, depreciation and amortization of $3.4 million and deferred revenue of $3.3 million, offset by the increase in accounts receivable of $7.9 million. For the year ended December 31, 1996, the cash generated by operations was primarily attributable to net income of $4.5 million, growth in accrued liabilities of $3.4 million and deferred revenue of $2.8 million, offset by the increase in accounts receivable of $8.1 million. In 1998 and 1997, capital expenditures of $8.3 million and $6.9 million, respectively, were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

  On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a new bank. The Facility allows for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate, and expires in December 1999. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company was in compliance as of December 31, 1998. As of December 31, 1998, no amount was outstanding under the Facility.

  In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and January 2000, respectively, and expiring in May 2005 and December 2006, respectively. This space will serve as the Company's headquarters and will contain the principal administrative, engineering, manufacturing, marketing and sales facilities. The Company expects to make capital purchases related to leasehold improvements and office furniture for the new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

  The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors - Risks Associated with Acquisitions".

  Quantitative and Qualitative Disclosure About Market Risk - Interest Rate
  Risk

  As of December 31, 1998 the Company's investment portfolio includes $65.8 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The Company maintains sufficient cash and cash equivalent balances to typically hold its investments to maturity. The remaining $18.4 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

Year 2000 Readiness Disclosure

  The Company's State of Readiness

  Throughout the coming year, most companies will face a potentially serious information systems problem because many software application and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information.

  The Company has commenced a comprehensive Year 2000 project to identify the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and in December 1998 established a Year 2000 Program Office to manage the Year 2000 project. The Year 2000 project consists of three phases: 1) identification of risks, 2) assessment of risks, and if necessary, 3) development, implementation, and testing of remediation and contingency plans. All contingency planning is targeted for completion in July 1999. The Year 2000 project is ongoing, and its phases are not sequential. Instead, as risks are identified, the assessment and remediation plans are begun. The Company is currently performing work in all three phases of the project.

  During 1998, the Company identified two date-processing issues in third-party software that is embedded in its product line. Engineering efforts were made by the Company to address those date-processing issues, and technical fixes were made available. In October of 1998, the Company released the "EDMS 98" suite of core products which included those fixes and which have been verified as Y2K-compliant according to definitions posted on the Company's Web site. The Company is currently working with its customers who are not utilizing or implementing the EDMS 98 products to identify and remediate any problems associated with the identified date processing issues.

  The Company has substantially completed its review of internal systems, and believes it has identified all mission-critical problems. During 1999, the Company plans to modify or replace any non-compliant software, systems and equipment as part of a comprehensive infrastructure upgrade that coincides with the move of its headquarters facilities to a new location, which is targeted for completion in July 1999.

  Further, the Company is engaged in a comprehensive customer communications initiative in 1999 to ensure that all relevant Year 2000 data is available to customers for their Year 2000 planning. Finally, the Company intends to create and manage detailed contingency plans for all third-party suppliers that have not adequately responded to the vendor compliance surveys managed by the Y2K Program Office, and for all mission-critical systems as part of its objective to ensure business continuity at the turn of the century.

  The Costs to address the Company's Year 2000 Issues

  Although the Company will continue to prioritize resources in product engineering and internal business infrastructure groups to address Year 2000 issues, those resources are allocated within the normal software development and infrastructure and facilities improvement processes of the Company. Subsequently, no complete estimate of the expected total cost of this effort can be made at this time. Internally, the Company has budgeted $900,000 in 1999 for incremental Y2K remediation to be performed preceding or during the move of its headquarters. The costs related to Y2K have been immaterial to date.

  The Company is also engaged in a thorough risk assessment of all license and service agreements, and is in the process of contingency planning to address any issues that may arise.

  The Company has determined that a best estimate of unexpected costs is less than $2 million for risks that are quantifiable at this time (services, additional engineering, downtime for failure of local power grids or other mission-critical systems, etc.).

  The Risks of the Company's Year 2000 Issues

  As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations, and become material. In many cases, the Company is relying on assurances from third parties, including vendors and partners, that new and upgraded information systems and other products will be Year 2000 compliant.

  Possible losses from claims of breach of contract or warranty due to Year 2000 non-compliance of earlier versions of DCTM's software cannot be reasonably estimated at this time; previous to the release of EDMS 98, date processing problems were discovered in two (embedded OEM) third-party vendors' software. A program is being initiated to address those problems for customers who cannot, for legitimate business reasons, update to the compliant release. In addition, that program will also address custom applications, and installations that have been delivered by DCTM's consulting services organization.

  Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. Additionally, no estimate can be made at this time of possible losses from asserted and nonasserted claims of breach of contract or warranty due to Year 2000 noncompliance, nor can any assurance be given that the Year 2000 problem will not have an adverse impact on the Company's operations, revenue, or earnings.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is included in Part IV Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

                                   PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form:

                                                                  Page Number
                                                                  -----------
      1.  Consolidated Financial Statements

          Report of Independent Accountants......................     F-1

          Consolidated Balance Sheets as of
           December 31, 1998 and 1997............................     F-2

          Consolidated Statement of Operations
           for the three years ended December 31, 1998...........     F-3

          Consolidated Statement of Cash Flows
           for the three years ended December 31, 1998...........     F-4

          Consolidated Statement of Stockholders' Equity
           (Deficit) for the three years ended December 31,
           1998..................................................     F-5

          Notes to Consolidated Financial Statements.............     F-6

      2. Financial Statement Schedules for the three years ended December 31, 1998

          All schedules not listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

      3. Exhibits: See accompanying Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form.

  (b) Reports on Form 8-K

      Current report on Form 8-K dated October 14, 1998 announcing financial results for the quarter ended September 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1999.


                                  Documentum, Inc.


                                  By:          /s/ Mark S. Garrett
                                     ------------------------------------------
                                                   Mark S. Garrett
                                     Vice President and Chief Financial Officer

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

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1999.

            Signature                                   Title


     /s/ Jeffery A. Miller             President, Chief Executive Officer and
--------------------------------        Director (Principal Executive Officer)
         Jeffrey A.Miller


      /s/ Mark S. Garrett              Vice President and Chief Financial
--------------------------------        Officer (Principal Financial and
         Mark S. Garrett                Accounting Officer)


      /s/ Robert V. Adams              Chairman
--------------------------------
         Robert V. Adams


     /s/ Kathryn C. Gould              Director
--------------------------------
        Kathryn C. Gould


     /s/ John L. Walecka               Director
--------------------------------
         John L. Walecka


    /s/ Edward J. Zander               Director
--------------------------------
       Edward J. Zander


   /s/ Geoffrey A. Moore               Director
--------------------------------
      Geoffrey A. Moore

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Documentum, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of Documentum, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 20, 1999

                               DOCUMENTUM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                            -----------------------------------------------
(in thousands, except per share data)                                               1998                     1997
                                                                            ----------------------   ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $               16,240   $               14,236
     Short-term investments                                                                 84,203                   78,895
     Accounts receivable, net of allowances of $2,496 and $2,537
        (including $2,485 and $2,181 receivable from a stockholder
         and its affiliates)                                                                32,745                   19,996
     Other current assets                                                                    8,192                    3,740
                                                                            ----------------------   ----------------------
        Total current assets                                                               141,380                  116,867

Property and equipment, net                                                                 13,426                    9,837
Other assets                                                                                 5,843                      499
                                                                            ----------------------   ----------------------
                                                                            $              160,649   $              127,203
                                                                            ======================   ======================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $                3,176   $                1,721
     Accrued liabilities                                                                    26,170                   15,225
     Deferred revenue                                                                       14,490                    8,224
                                                                            ----------------------   ----------------------
        Total current liabilities                                                           43,836                   25,170
                                                                            ----------------------   ----------------------

Commitments (Note 10)
Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000 shares authorized;
        none issued and outstanding                                                              -                        -
     Common stock, $0.001 par value; 100,000 shares authorized;
        16,707 and 15,603 shares issued and outstanding                                         17                       16
     Additional paid-in capital                                                            135,849                   96,830
     Accumulated other comprehensive income                                                     52                        8
     Retained earnings (accumulated deficit)                                               (19,105)                   5,179
                                                                            ----------------------   ----------------------
        Total stockholders' equity                                                         116,813                  102,033
                                                                            ----------------------   ----------------------
                                                                            $              160,649   $              127,203
                                                                            ======================   ======================

         See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              Year Ended December 31,
                                                                     ----------------------------------------
(in thousands, except per share data)                                    1998          1997         1996
                                                                     ----------------------------------------
Revenues:
    Licenses (including $9,573, $3,340 and
      $5,323 from a stockholder and its affiliates)                  $      80,546  $    54,536  $     34,630
    Services                                                                43,283       21,099        10,672
                                                                     -------------  -----------  ------------
      Total revenues                                                       123,829       75,635        45,302
                                                                     -------------  -----------  ------------

Cost of revenues:
    Licenses                                                                 4,179        2,453         1,923
    Services                                                                25,684       12,327         6,845
                                                                     -------------  -----------  ------------
      Total cost of revenues                                                29,863       14,780         8,768
                                                                     -------------  -----------  ------------

Gross profit                                                                93,966       60,855        36,534
                                                                     -------------  -----------  ------------

Operating expenses:
    Sales and marketing                                                     50,425       35,084        19,909
    Research and development                                                18,181       10,986         7,880
    General and administrative                                              10,255        5,976         4,114
    Acquisition and related costs                                            2,171            -             -
    Purchased in process research and development                           34,622            -             -
                                                                     -------------  -----------  ------------
      Total operating expenses                                             115,654       52,046        31,903
                                                                     -------------  -----------  ------------

Income (loss) from operations                                              (21,688)       8,809         4,631
                                                                     -------------  -----------  ------------


Interest and other income, net                                               4,395        2,333         2,268
                                                                     -------------  -----------  ------------
Income (loss) before income tax provision                                  (17,293)      11,142         6,899

Provision for income taxes                                                  (6,231)      (3,788)       (2,415)
                                                                     -------------  -----------  ------------
Net income (loss)                                                    $     (23,524) $     7,354  $      4,484
                                                                     =============  ===========  ============

Basic earnings (loss) per share                                      $       (1.45) $      0.51  $       0.33
                                                                     =============  ===========  ============
Diluted earnings (loss) per share                                    $       (1.45) $      0.49  $       0.30
                                                                     =============  ===========  ============

Shares used to compute basic earnings (loss) per share (Note 8)             16,221       14,463        13,790
                                                                     =============  ===========  ============
Shares used to compute diluted earnings (loss) per share (Note 8)           16,221       15,098        14,734
                                                                     =============  ===========  ============


          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Year Ended December 31,
                                                            ---------------------------------------
(in thousands)                                                 1998          1997          1996
                                                            ---------------------------------------
Cash flows from operating activities:
    Net income (loss)                                       $ (23,524)     $  7,354       $  4,484
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                          5,543         3,425          2,064
         Provision for doubtful accounts                        1,459         1,488            672
         In process research and development write-off         34,622             -              -
         Deferred tax asset                                    (1,236)         (900)        (1,273)
         Changes in assets and liabilities:
           Accounts receivable                                (14,088)       (7,953)        (8,130)
           Other current assets and other assets               (6,473)         (437)          (379)
           Accounts payable                                     1,119           233            924
           Accrued liabilities                                  8,829         7,079          3,431
           Deferred revenue                                     6,237         3,268          2,792

                                                          -----------   -----------   -----------
              Net cash provided by operating activities        12,488        13,557         4,585
                                                          -----------   -----------   -----------

Cash flows from investing activities:
    Purchases of short-term investments                      (104,661)      (97,255)      (92,303)
    Sales of short term investments                            99,352        65,163        45,500
    Purchases of property and equipment                        (8,326)       (6,923)       (5,202)
    Deposits                                                   (2,500)            -             -
    Cash used in acquisition                                   (1,461)            -             -
    Other                                                          10             -             -

                                                          -----------   -----------   -----------
              Net cash used in investing activities           (17,586)      (39,015)      (52,005)
                                                          -----------   -----------   -----------

Cash flows from financing activities:
    Issuance of common stock                                    7,504        35,382        47,105
    Proceeds from term loan                                         -             -           387
    Repayments on capital lease obligations                      (115)         (245)         (276)
    Repayment on term loan                                       (330)         (777)         (503)

                                                          -----------   -----------   -----------
              Net cash provided by financing acitivities        7,059        34,360        46,713
                                                          -----------   -----------   -----------

Effect of exhange rate on changes in cash                          43           (35)           98
                                                          -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents            2,004         8,867          (609)
Cash and cash equivalents at beginning of period               14,236         5,369         5,978

                                                          ===========   ===========   ===========
Cash and cash equivalents at end of period                $    16,240   $    14,236   $     5,369
                                                          ===========   ===========   ===========

Supplemental schedule of cash flow information:
    Interest paid                                         $        26   $        39   $       127
    Income taxes paid                                     $     3,687   $     2,364   $     2,776


          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                       Accumulated     Retained
                                                       Additional         Other        Earnings         Total
                                      Common Stock       Paid-in      Comprehensive  (Accumulated    Stockholders'    Comprehensive
(in thousands)                      Shares     Amount    Capital          Income        Deficit)    Equity (Deficit)  Income (Loss)
                                  ----------  -------  -------------  -------------  -------------  ----------------  ------------
Balance as of December 31, 1995        1,880  $     2  $         966  $         (55) $      (6,659) $         (5,746) $          -
Common stock options exercised           324        -            647              -              -               647             -
Employee stock purchase plan              60        -          1,252              -              -             1,252             -
Warrants exercised                        73        -              -              -              -                 -             -
Mandatorily preferred conversion       9,804       10         13,381              -              -            13,391             -
Issuance of common stock in public
   offering net of issuance costs      2,058        2         45,038              -              -            45,040             -
Foreign currency translation
   adjustment                              -        -              -             98              -                98            98
Other                                    (12)       -            166              -              -               166             -
Net income                                 -        -              -              -          4,484             4,484         4,484
                                  ----------  -------  -------------  -------------  -------------  ----------------  ------------
Balance as of December 31, 1996       14,187       14         61,450             43         (2,175)           59,332  $      4,582
                                                                                                                      ============
Common stock options exercised           269        -            795              -              -               795             -
Employee stock purchase plan              81        -          1,740              -              -             1,740             -
Issuance of common stock in public
   offering net of issuance costs      1,116        2         31,196              -              -            31,198             -
Tax Benefit                                -        -          1,493              -              -             1,493             -
Foreign currency translation
   adjustment                              -        -              -            (35)             -               (35)          (35)
Other                                    (50)       -            156              -              -               156             -
Net income                                 -        -              -              -          7,354             7,354         7,354
                                  ----------  -------  -------------  -------------  -------------  ----------------  ------------
Balance as of December 31, 1997       15,603       16         96,830              8          5,179           102,033  $      7,319
                                                                                                                      ============
Stock issued for acquisitions            771        1         31,620              -           (760)           30,861             -
Common stock options exercised           294        -          4,181              -              -             4,181             -
Employee stock purchase plan              43        -          1,292              -              -             1,292             -
Tax Benefit                                -        -          1,929              -              -             1,929             -
Foreign currency translation
   adjustment                              -        -              -             44              -                44            44
Other                                     (4)       -             (3)             -              -                (3)            -
Net income (loss)                          -        -              -              -        (23,524)          (23,524)      (23,524)
                                  ----------  -------  -------------  -------------  -------------  ----------------  ------------
Balance as of December 31, 1998       16,707  $    17  $     135,849  $          52  $     (19,105) $        116,813  $    (23,480)
                                  ==========  =======  =============  =============  =============  ================  ============

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF THE COMPANY:

  Documentum, Inc. ("Documentum" or the "Company") was incorporated in the state of Delaware in January 1990. Documentum develops, markets and supports a software application environment for automating the flow of knowledge in and between organizations, and a family of Web applications that accelerate product and process innovation. The Company operates in one industry segment.

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

  Revenue recognition

  The Company's revenues are derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon shipment of the product if collection of the resulting receivable is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. During 1998, the Company has recognized revenue in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition". Prior to 1998, the Company recognized revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition."

  In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 will be adopted for transactions entered into during the fiscal year beginning January 1, 1999.

                                DOCUMENTUM, INC.

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

  The Company classifies all investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which requires investment securities to be classified as either held to maturity, trading or available-for-sale. The Company's short-term investments, all of which are classified as available-for-sale, are managed by a single financial institution. At December 31, 1998, the fair value of these short-term investments approximated amortized cost and primarily mature within the next 12 months. Unrealized and realized gains and losses have been insignificant for all periods presented. The following table details the Company's short-term investments at December 31, 1998:

                              Amortized
(in thousands)                  Cost
                              ---------

Commercial paper              $   1,999
U.S. government agencies          4,000
International bonds and notes     5,418
Preferred stock                   7,020
Corporate bonds and notes        14,273
Municipal bonds                  51,493
                              ---------
                              $  84,203
                              =========

  The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses. At December 31, 1998, two customers, including Xerox and affiliated entities comprised 13% of accounts receivable. At December 31, 1997, two customers, including Xerox and affiliated entities comprised 15% of accounts receivable. Revenues from export sales, primarily to Europe, were approximately 32%, 33%, and 29% of license revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                                DOCUMENTUM, INC.

establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

  Equity-based compensation plans

  The Company adopted Statement of Financial Accounting Standards No.
123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company, as allowed by SFAS 123, has elected to continue to measure compensation costs for its plans using the intrinsic value base method of accounting for stock issued to employees. However, as required by SFAS 123, pro forma disclosures of net income and earnings per share are reflected in the notes to the financial statements as if the fair value based method of accounting was adopted.

  Comprehensive net income

  Effective January 1998, Documentum adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains and loss on available-for-sale marketable securities have been insignificant for all periods presented.

NOTE 3--BUSINESS ACQUISITIONS:

  On January 5, 1998, the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for 192,473 shares of the Company's common stock valued on the transaction date at approximately $6.7 million. The acquisition was accounted for as a pooling of interests on the date of acquisition. WMI was a professional services firm with approximately 35 employees located in Oakland, California specializing in the design, development and implementation of document management systems for the semiconductor industry. As of December 31, 1997, WMI had $530,000 in total assets. The Company believes that this acquisition is immaterial to the Company's prior financial statements and as such the Company's prior financial statements have not been restated. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. The Company recorded merger expenses of approximately $2.2 million in connection with the acquisition in the first quarter of 1998. The $2.2 million primarily consisted of accounting and legal fees and other related transactions costs.

  On July 16, 1998, the Company acquired all the outstanding shares of Relevance, a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Relevance was a development stage software company with approximately 25 employees located in San Francisco, California specializing in the development of content mining technology for unstructured information. The acquisition of Relevance represents a new market opportunity for Documentum to develop additional applications for the sharing and applying of both corporate and Internet based knowledge. As of June 30, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million. The Company recorded $34.6 million as a charge related to the write off of purchased in process research and development. The following are unaudited pro forma combined results of operations for the Company and Relevance on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year for each of the periods presented:

                                        Year ended December 31,
                                        -----------------------
              (Dollars  in thousands)      1998         1997
                                        ----------   ----------

              Total revenue             $123,829     $   75,635
              Net income (loss)         $(26,293)    $    5,619

                                DOCUMENTUM, INC.

NOTE 4--RELATED PARTY TRANSACTIONS:

  The Company has distribution agreements with Xerox and affiliated entities which provide Xerox or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. For the years ended December 31, 1998, 1997 and 1996, the Company recognized license revenues from Xerox and affiliated entities of $9,573,000, $3,340,000, and $5,323,000, respectively, and incurred expenses primarily for support services provided by Xerox and affiliated entities of $8,000, $49,000, and $410,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The net amount due from Xerox and affiliated entities was $2,485,000, $2,181,000, and $737,000 at December 31, 1998, 1997 and 1996, respectively. Management believes that the revenues, gross profit and costs and expenses relating to these transactions are indicative of amounts which would have been incurred or realized from non-related parties. At December 31, 1998, Xerox owned approximately 10% of the Company's outstanding common shares.

NOTE 5--BALANCE SHEET COMPONENTS:

                                                     December 31,
                                         ------------------------------------
(in thousands)                              1998         1997         1996
                                         ----------   ----------   ----------

Allowance for doubtful accounts:
   Balance at beginning of period        $    2,537   $    1,069   $      647
   Charged to costs and expenses              1,459        1,488          672
   Deductions                                (1,500)         (20)        (250)
                                         ----------   ----------   ----------
                                         $    2,496   $    2,537   $    1,069
                                         ==========   ==========   ==========

                                                            December 31,
                                                      -----------------------
(in thousands)                                           1998         1997
                                                      ----------   ----------

Property and equipment:
   Computer equipment                                 $   17,581   $   10,489
   Office equipment                                        2,217        1,486
   Furniture and fixtures                                  2,368        2,289
   Leasehold improvements and other                        3,742        2,514

                                                      ----------   ----------
                                                          25,908       16,778
     Accumulated depreciation and amortization           (12,482)      (6,941)
                                                      ----------   ----------
                                                      $   13,426   $    9,837
                                                      ==========   ==========

                                                December 31,
                                         -------------------------
(in thousands)                              1998           1997
                                         ----------     ----------

Accrued liabilities:
   Compensation & related benefits       $   10,219     $    6,479
   Taxes payable                              5,942          3,663
   Other current liabilities                 10,009          5,061
                                         ----------     ----------
                                         $   26,170     $   15,203
                                         ==========     ==========

                                DOCUMENTUM, INC.

NOTE 6--LINE OF CREDIT:

  On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a new bank. The Facility allows for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate, and expires in December 1999. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company was in compliance as of February 28, 1999. As of December 31, 1998, no borrowings were outstanding under the Facility.

NOTE 7--STOCKHOLDERS' EQUITY:

  Common stock

  Common stock as of December 31, 1998, reflects the sale of 1,115,700 shares of common stock issued in the Company's public offering completed on October 30, 1997 and the sale of 2,058,000 shares of common stock issued in the Company's initial public offering completed on February 5, 1996. Aggregate net proceeds to the Company from both offerings were approximately $76 million.

  Preferred stock warrants

  In connection with a lease line of credit in March 1994, the Company granted the lessor a warrant to purchase 295,636 shares of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock. This warrant was fully exercised on a net basis on December 18, 1996 and converted into 57,158 shares of common stock.

  On October 31, 1994, the Company granted the bank a warrant to purchase 87,500 shares of the Company's Series C Mandatorily Redeemable Convertible Preferred Stock, in connection with a line of credit and term note. This warrant was fully exercised on a net basis on October 25, 1996 and converted into 15,425 shares of common stock.


NOTE 8--EARNINGS PER SHARE

  The following is a reconciliation of the computation for basic and diluted earnings per share ("EPS"):

                                                                    Year Ended December 31,
                                                  --------------------------------------------------------------
(in thousands)                                           1998                 1997                  1996
                                                  -------------------   ------------------   -------------------
Net income (loss)                                 $           (23,524)  $            7,354   $             4,484
                                                  ===================   ==================   ===================

Shares calculation
     Weighted average basic shares outstanding                 16,221               14,463                13,790
                                                  -------------------   ------------------   -------------------
Effect of dilutive securities:
     Options                                                        -                  635                   877
     Warrants                                                       -                    -                    67
        Total shares used to compute
                                                  -------------------   ------------------   -------------------
        diluted earnings (loss) per share                      16,221               15,098                14,734
                                                  ===================   ==================   ===================

                                DOCUMENTUM, INC.

  Options to purchase 1,307,735 shares of common stock at prices ranging from $0.31 to $59.63 per share were outstanding during the year ended December 31, 1998, but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

NOTE 9--STOCK OPTION AND BENEFIT PLANS:

  1993 Equity Incentive Plan

  In March 1993, the Board of Directors adopted the 1993 Equity Incentive Plan (the "Plan") providing for the issuance of nonstatutory common stock options to employees and consultants of the Company. The Board of Directors has amended the Plan providing for the grant of incentive stock options ("ISOs"), stock bonuses and stock appreciation rights and allowing for the sale of restricted stock. Under the Plan a total of 5,300,138 shares have been authorized for issuance.

  Options may be granted at an exercise price at the date of grant of not less than the fair market value per share for ISOs and not less than 85% of the fair market value per share for nonstatutory stock options, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the option must be not less than 110% of the fair market value. All options granted under this plan have a term of 10 years.

  Options granted under the Plan may be exercisable prior to vesting subject to repurchase by the Company at the option exercise price paid per share with such repurchase right generally lapsing with respect to 25% after the first year and ratably each month over the remaining thirty-six month period. In 1998, 1997, and 1996 the Company issued 1,123,074, 880,000, and 571,900, options under the Plan, respectively. At December 31, 1998, 36,000 shares were subject to repurchase by the Company.

  Non-employee Directors' Stock Option Plan

  In November 1995, the Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 250,000 nonstatutory stock options to non-employee directors of the Company. All options under this plan have a term of 10 years. Each non-employee director of the Company was granted a nonstatutory option to purchase 15,000 shares of common stock upon the effective date of the initial public offering. Each non-employee director of the Company will automatically be granted a nonstatutory option to purchase 15,000 shares of common stock upon the date on which such person becomes a director. On June 30, 1997, each non-employee director of the Company was granted an annual option to purchase 5,000 shares of common stock. The plan provides an additional option to purchase 5,000 shares of common stock that will be granted on June 30/th /of each year, provided such person has served continuously as a non-employee director for the past 6 months. Options under the Directors' Plan will be granted at the fair value of the stock and will vest one-third at date of grant and the remaining options will vest in two equal annual installments.

  In 1998, 1997 and 1996, the Company issued 57,500, 25,000 and 75,000 options under the Directors' Plan, respectively.

  1996 Non-officer Equity Incentive Plan

  In October 1996, the Board of Directors adopted the 1996 Non-Officer Equity Incentive Plan (the "Incentive Plan") providing for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to employees and consultants of the Company. This plan explicitly excludes directors and employees serving as officers of the Company. Under the Incentive Plan, a total of 2,375,000 shares have been authorized for issuance.

                                DOCUMENTUM, INC.

  Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share for nonstatutory stock options, stock bonuses and restricted stock purchases as determined by the Board of Directors. Options granted under the Incentive Plan are exercisable only upon vesting. All options under this plan have a term of 10 years.

  In 1998, 1997 and 1996, the Company issued 3,229,958, 813,150 and 142,301 options under the Incentive Plan, respectively.

  1996 Relevance Technologies Stock Plan

  Upon the acquisition of Relevance, the Company's Board of Directors adopted Relevance's stock option plan which was in existence at the time of purchase. The Relevance Plan provides for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to current employees of the Company who are former employees of Relevance. Relevance stock options outstanding at the time of purchase were converted into options to purchase 73,609 shares of Documentum common stock.

  Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share for nonstatutory stock options, stock bonuses and restricted stock purchases as determined by the Board of Directors. Options granted under the Relevance Plan are exercisable only upon vesting.

  At December 31, 1998, 31,000 shares were subject to repurchase by the Company.

  A summary of activity under all the plans is as follows:

                                                     Options Outstanding
                                             -----------------------------------
                                                                  Weighted
                                                                   Average
                                                 Shares         Exercise Price
                                             --------------   ------------------
Outstanding as of December 31, 1995               1,159,261   $             1.88
                                             --------------
     Granted                                        789,201   $            29.39
     Exercised                                     (324,591)  $             0.81
     Canceled                                      (119,845)  $             8.24
                                             --------------
Outstanding as of December 31, 1996               1,504,026   $            16.06
                                             --------------
     Granted                                      1,718,150   $            30.23
     Exercised                                     (269,131)  $             2.95
     Canceled                                      (188,727)  $            23.82
                                             --------------
Outstanding as of December 31,1997                2,764,318   $            25.32
                                             --------------
     Granted                                      4,410,532   $            30.71
     Exercised                                     (293,675)  $            11.34
     Canceled                                    (3,120,060)  $            36.77
                                             --------------
Outstanding as of December 31, 1998               3,761,115   $            22.72
                                             ==============

                                DOCUMENTUM, INC.

  On October 9, 1998, holders of stock options under the Plan, the Incentive Plan and the Relevance Plan were granted the opportunity to exchange previously granted options for new stock options exercisable at $24.625 per share, the fair market value in the date of exchange. The remaining original terms of the options were not changed. Options to purchase 2,890,543 share were exchanged.

  At December 31, 1998 options to purchase 1,041,700 shares were vested and 1,509,821 shares were available for future grant under all the plans.

  The following table summarizes information regarding stock options outstanding at December 31, 1998:

                                        Options Outstanding                                Options Exercisable
                                 -------------------------------------------------   -------------------------------
                                                       Weighted
                                      Number           Average         Weighted          Number          Weighted
                                  Outstanding at      Remaining        Average       Exercisable at      Average
                                   December 31,      Contractual       Exercise       December 31,       Exercise
Range of Exercises Prices              1998         Life (Years)        Price             1998            Price
------------------------------   -----------------  --------------   -------------   ----------------  -------------
$ 0.3121 - $9.0000                         378,730            6.54   $      2.9768            348,483  $      3.0412
$15.4375 - $24.5000                        384,736            7.91         21.1665            285,579        22.2333
$24.6250                                 2,834,436            8.56         24.6250          1,246,356        24.6250
$24.8750 - $44.2500                         97,713            9.57         34.1228             13,357        24.8892
$46.6250 - $53.4375                         65,500            9.46         48.0189             19,167        47.5217
                                 -----------------                                   ----------------
$ 0.3121 - $53.4375                      3,761,115            8.33   $     22.7693          1,912,942  $     20.5673
                                 =================                                   ================


  Options outstanding and options exercisable above do not include 66,214 shares subject to repurchase by the Company at December 31, 1998.

  Employee Stock Purchase Plan

  In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 700,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to a maximum of $15,000 per calendar year, to be used to purchase shares of the common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. During 1998, 1997 and 1996, approximately 43,000, 81,000 and 60,000 common shares were purchased under the Purchase Plan, respectively.

  Pro forma stock compensation disclosure

  The Company applies the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                DOCUMENTUM, INC.

                                             Year Ended December 31,
                                    ---------------------------------------
(in thousands)                         1998           1997          1996
                                    ---------------------------------------
Net income (loss):
     As reported                    $ (23,524)       $  7,354      $  4,484
     Pro forma                      $ (35,150)       $  2,856      $  2,015
Basic earnings (loss) per share:
     As reported                    $   (1.45)       $   0.51      $   0.33
     Pro forma                      $   (2.17)       $   0.20      $   0.15
Diluted earnings (loss) per share:
     As reported                    $   (1.45)       $   0.49      $   0.30
     Pro forma                      $   (2.17)       $   0.19      $   0.14


  Earnings (loss) per share was computed using the method described in Note 2.

  The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:


                                     Year Ended December 31,
                             ---------------------------------------
                                1998           1997          1996
                             ---------------------------------------

Volatility                     72.77%         63.67%        62.90%
Risk-free interest rate         5.04%          6.00%         6.00%
Dividend yield                     -              -             -
Expected lives                     4              4             4
Weighted average fair value  $ 43.64        $ 28.23       $ 31.57


          The fair value of the shares granted under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions:


                                     Year Ended December 31,
                             ---------------------------------------
                                1998           1997          1996
                             ---------------------------------------

Volatility                     72.77%         63.67%        62.90%
Risk-free interest rate         5.04%          6.00%         6.00%
Dividend yield                     -              -             -
Expected lives                     4              4             4
Weighted average fair value  $ 43.64        $ 28.23       $ 31.57


          The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to January 1, 1995.

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

NOTE 10--COMMITMENTS:

  Leases

  The Company is obligated under non-cancelable operating leases for office space which expire at various times through 2013. Certain leases for office space provide for scheduled rent increases and contain options for additional space. Rent expense is recognized ratably over the lease term. Future minimum lease commitments under these leases are as follows:

(in thousands)

Year ending December 31,
 1999                     $ 5,192
 2000                       7,104
 2001                       7,050
 2002                       6,749
 2003                       6,631
Thereafter                 20,873
                          -------
                          $53,599
                          =======

  Total rent expense was approximately $3,845,000, $2,432,000, and $1,278,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

                                DOCUMENTUM, INC.

NOTE 11--INCOME TAXES:

The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                    Year Ended December 31,
                            --------------------------------------
(in thousands)                 1998          1997          1996
                            ----------    ----------    ----------
Current:
      Federal               $    5,021    $    3,336    $    2,262
      State                      1,421           632           531
      Foreign                    1,230           720           895
                            ----------    ----------    ----------
                            $    7,672    $    4,688    $    3,688

Deferred:
      Federal                   (1,325)         (768)       (1,144)
      State                       (116)         (132)         (129)
                            ----------    ----------    ----------
                                (1,441)         (900)       (1,273)
                            ----------    ----------    ----------
                            $    6,231    $    3,788    $    2,415
                            ==========    ==========    ==========

          The components of income before income tax provision are as follows:

                                                         Year Ended December 31,
                                                --------------------------------------
(in thousands)                                     1998          1997          1996
                                                ----------    ----------    ----------
Domestic income (loss)                          $  (20,655)   $    9,442    $    5,190
Foreign income                                       3,362         1,700         1,709
                                                ----------    ----------    ----------
Income before provision for income taxes        $  (17,293)   $   11,142    $    6,899
                                                ==========    ==========    ==========


          The tax provision is reconciled to the amount computed using the federal statutory rate as follows:

                                                Year Ended December 31,
                                               ------------------------------------
(in thousands)                                    1998         1997         1996
                                               ----------   ----------   ----------
Federal statutory tax provision                $   (6,052)  $    3,900    $   2,345
State taxes, net of federal benefit                   808          411          397
Future benefits not currently recognized                -            -       (1,100)
Utilization of tax loss and credit carryforward         -            -         (130)
Foreign taxes                                          53          176          596
Foreign sales corporation benefit                    (239)        (132)           -
Tax exempt interest                                  (574)        (406)           -
Acquisition and merger related costs               12,446            -            -
Other                                                (211)        (161)         307
                                               ----------   -----------   ----------
                                               $    6,231   $     3,788   $    2,415
                                               ==========   ===========   ==========

                                DOCUMENTUM, INC.

  The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. Based on a revaluation of the realizability of future tax benefits based on income earned in 1996, creating available tax carrybacks, the Company released $944,000 of the previously established valuation allowance during 1996. The significant components of the Company's deferred tax assets are $3,516,000 and $ 1,906,000 in other current assets as of December 31, 1998 and 1997, respectively and $1,503,000 and $ 267,000 in other assets as of December 31, 1998 and 1997, respectively on the Balance Sheet and are detailed as follows:

                                       Year Ended December 31,
                                     ---------------------------
(in thousands)                          1998             1997
                                     ----------       ----------
Deferred tax assets:
      Reserves and accruals          $    4,044       $    2,173
      Tax loss carryforwards                975                -
                                     ----------       ----------
                                     $    5,019       $    2,173
                                     ==========       ==========

NOTE 12--SUBSEQUENT EVENT (UNAUDITED):

  On February 3, 1999, the Company adopted a Share Purchase Plan ("Rights Plan") under which all stockholders of record as of February 24, 1999 will receive rights to purchase shares of a new series of Preferred Stock. The rights will be exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer for 20% or more of the Common Stock. If a person acquires 20% or more of the Company's Common Stock, all rightsholders except the purchaser will be entitled to acquire the Company's Common Stock at a 50% discount. The Company's Board of Directors may redeem the rights prior to the time a person acquires more than 20% of the Company's Common Stock.

                                DOCUMENTUM, INC.

NOTE 13--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

  Summarized quarterly supplemental consolidated financial information for 1998 and 1997 is as follows:

                                                                   Quarter Ended
(in thousands, except                 -----------------------------------------------------------------------
per share data; unaudited)               March 31,          June 30,         September 30,       December 31,
                                      --------------     -------------      --------------      -------------
1998
Total revenues                        $       25,072     $      28,437      $       33,883      $      36,437
Gross profit                                  18,823            21,773              25,667             27,704
Operating income (loss)                          146             3,770             (30,804)             5,200
Net income (loss)                                490             3,171             (31,368)             4,183
Basic earnings (loss) per share       $         0.03     $        0.20      $        (1.90)     $        0.25
Diluted earnings (loss) per share     $         0.03     $        0.19      $        (1.90)     $        0.24

1997
Total revenues                        $       15,037     $      17,310      $       19,669      $      23,619
Gross profit                                  12,161            13,988              15,825             18,881
Operating income                               1,274             1,615               2,607              3,313
Net income                                     1,117             1,447               2,027              2,763
Basic earnings per share              $         0.08     $        0.10      $         0.14      $        0.18
Diluted earnings per share            $         0.08     $        0.10      $         0.14      $        0.18


                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER   DESCRIPTION
  -------   -----------
   (6)2.1   Agreement and Plan of Merger and Reorganization, dated as of
            July 16, 1998, among Registrant, RTI Acquisition Corporation and
            Relevance Technologies, Inc.
   (1)3.1   Registrant's Amended and Restated Certificate of Incorporation.
   (6)3.2   Registrant's Amendment to Amended and Restated Certificate of
            Incorporation.
   (8)3.3   Registrant's Certificate of Designation of Series A Junior
            Participating Preferred Stock.
   (2)3.4   Registrant's Amended and Restated Bylaws.
   (7)3.5   Registrant's Amendment to Amended and Restated Bylaws.
      4.1   Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.
   (2)4.2   Specimen stock certificate.
   (2)4.3   Amended and Restated Investor Rights Agreement, dated September 20,
            1994, between the Registrant and certain investors.
   (6)4.4   Registration Rights Agreement,  dated July 16, 1998 between the
            Registrant and certain stockholders. (8)4.5 Rights Agreement dated as of February 3, 1999 among Registrant and BankBoston, N.A.
   (6)10.1  Registrant's 1993 Equity Incentive Plan, as amended.
   (2)10.2  Form of Incentive Stock Option under the Equity Incentive Plan.
   (2)10.3  Form of Nonstatutory Stock Option under the Equity Incentive Plan.
   (2)10.4  Form of Early Exercise Stock Purchase Agreement.
   (7)10.5  Registrant's Employee Stock Purchase Plan, as amended.
   (2)10.6  Registrant's 1995 Non-Employee Directors' Stock Option Plan.
   (2)10.7  Form of Indemnity Agreement between the Registrant and its officers and directors.
   (2)10.8  Industrial Real Estate Lease, dated September 9, 1995, between the
            Registrant and Sunol Center Associates.
   (2)10.9  Letter Agreement, dated July 27, 1993, between the Registrant and
            Jeffrey A. Miller.
   (7)10.10 Industrial Real Estate Lease, dated June 22, 1998, between the
            Registrant and Patrician Associates, Inc.
  Y(3)10.17 Services Partner  Agreement,  dated April 1, 1996,  between the
            Registrant and Xerox Corporation.
   (6)10.18 Registrant's 1996 Non-Officer Equity Incentive Plan as amended.
   (5)10.20 Lease agreement between Registrant and Britannia Hacienda IV Limited
            Partnership.
      23.1  Consent of Independent Auditors
      27.1  Financial Data Schedule.

Y   Confidential treatment requested and granted for portions of this exhibit.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-15239) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (333-59331).
(7) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference
(8) Filed as an exhibit to Registrant's current report on Form 8-K dated February 3, 1999.