Form 10-Q
period 1999-03-31
DOCUMENTUM INC
filed 1999-05-13
CIK 930885

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 1999
                                                    -----------------

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM______TO______


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

                                  Yes X No  .
                                      -   --

  The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 16,913,021 on April 30, 1999.

                                   FORM 10-Q

                                     Index

PART I         FINANCIAL INFORMATION
   Item 1.     Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 1999 and December
              31, 1998........................................................................ Page 3

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 1999 and 1998.........................................................  Page 4

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 1999 and 1998.........................................................  Page 5

              Notes to Condensed Consolidated Financial Statements............................  Page 6

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations......................................................................  Page 9

PART II      OTHER INFORMATION
   Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS........................................  Page 22

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................................  Page 23

SIGNATURES....................................................................................  Page 24


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                               DOCUMENTUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share data; unaudited)

                                                                      March 31,           December 31,
                                                                 -----------------------------------------
                                                                        1999                  1998
                                                                 -------------------   -------------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $ 19,746              $ 16,240
    Short-term investments                                                   83,525                84,203
    Accounts receivable, net of allowances of $2,933 and $2,496
       (including $1,009 and $2,485 receivable from a stockholder
        and its affiliates)                                                  21,136                32,745
    Other current assets                                                      8,474                 8,192
                                                                 -------------------   -------------------
       Total current assets                                                 132,881               141,380

Property and equipment, net                                                  14,604                13,426
Other assets                                                                  6,018                 5,843
                                                                 ===================   ===================
                                                                          $ 153,503             $ 160,649
                                                                 ===================   ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $ 4,783               $ 3,176
    Accrued liabilities                                                      18,603                26,170
    Deferred revenue                                                         15,479                14,490
                                                                 -------------------   -------------------
       Total current liabilities                                             38,865                43,836
                                                                 -------------------   -------------------

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000 shares authorized
       none issued and outstanding                                                -                     -
    Common stock, $0.001 par value; 100,000 shares authorized;
       16,890 and 16,707 shares issued and outstanding                           17                    17
    Additional paid-in capital                                              138,247               135,849
    Accumulated other comprehensive income                                      (92)                   52
    Accumulated deficit                                                     (23,534)              (19,105)
                                                                 -------------------   -------------------
       Total stockholders' equity                                           114,638               116,813
                                                                 ===================   ===================
                                                                          $ 153,503             $ 160,649
                                                                 ===================   ===================


     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                                    Three Months Ended
                                                                        March 31,
                                                            -----------------------------------
                                                                  1999              1998
                                                            -----------------  ----------------
Revenue:
  License (including $265 and $855
    from a stockholder and its affiliates)                          $ 11,235          $ 17,051
  Service                                                             12,770             8,021
                                                            -----------------  ----------------
    Total revenue                                                     24,005            25,072
                                                            -----------------  ----------------

Cost of revenue:
  License                                                              1,017             1,204
  Service                                                              7,736             5,045
                                                            -----------------  ----------------
    Total cost of revenue                                              8,753             6,249
                                                            -----------------  ----------------

Gross profit                                                          15,252            18,823
                                                            -----------------  ----------------

Operating expenses:
  Sales and marketing                                                 13,065            10,569
  Research and development                                             6,165             3,641
  General and administrative                                           3,699             2,296
  Acquisition and related costs                                            -             2,171
                                                            -----------------  ----------------
    Total operating expenses                                          22,929            18,677
                                                            -----------------  ----------------

Income (loss) from operations                                         (7,677)              146
                                                            -----------------  ----------------


Interest and other income, net                                           966             1,110
                                                            -----------------  ----------------
Income (loss) before income tax provision (benefit)                   (6,711)            1,256

Provision for (benefit from) income taxes                             (2,282)              766
                                                            =================  ================
Net income (loss)                                                   $ (4,429)            $ 490
                                                            =================  ================

Basic earnings (loss) per share                                      $ (0.26)           $ 0.03
                                                            =================  ================
Diluted earnings (loss) per share                                    $ (0.26)           $ 0.03
                                                            =================  ================

Shares used to compute basic earnings (loss) per share                16,827            15,807
                                                            =================  ================
Shares used to compute diluted earnings (loss) per share              16,827            16,729
                                                            =================  ================

     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           1999           1998
                                                                       ----------------------------
Cash flows from operating activities:
   Net income (loss)                                                        $ (4,429)        $ 490
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                           1,548         1,118
       Provision for doubtful accounts                                           437           715
       Changes in assets and liabilities:
         Accounts receivable                                                  11,172         1,630
         Other current assets and other assets                                  (457)         (707)
         Accounts payable                                                      1,607           211
         Accrued liabilities                                                  (7,535)          932
         Deferred revenue                                                        989         3,272

                                                                       --------------  ------------
           Net cash provided by operating activities                           3,332         7,661
                                                                       --------------  ------------

Cash flows from investing activities:
   Purchases of short-term investments                                       (14,672)      (26,737)
   Sales of investments                                                       15,350        25,573
   Purchases of property and equipment                                        (2,726)         (424)
   Acquisition of business, net of cash acquired                                   -            10

                                                                       --------------  ------------
           Net cash used in investing activities                              (2,048)       (1,578)
                                                                       --------------  ------------

Cash flows from financing activities:
   Issuance of common stock                                                    2,398           658
   Repayments on capital lease obligations                                       (32)          (71)

                                                                       --------------  ------------
           Net cash provided by financing activities                          2,366           587
                                                                       --------------  ------------

Effect of exchange rate on changes in cash                                       (144)           18
                                                                       --------------  ------------

Net increase in cash and cash equivalents                                      3,506         6,688
Cash and cash equivalents at beginning of period                              16,240        14,236

                                                                       ==============  ============
Cash and cash equivalents at end of period                                  $ 19,746       $20,924
                                                                       ==============  ============



     See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 Basis of presentation

  The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

 Comprehensive net income

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

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1999           1998
                                                --------------  -------------

Net income (loss)                               $      (4,429)  $        490
Other comprehensive income
 Foreign translation adjustment                          (144)            18
                                                --------------  -------------
  Comprehensive net income (loss)               $      (4,573)  $        508

                                                ==============  =============

 Revenue recognition

  The Company's revenue is derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements are recognized upon shipment of the product if collection of the resulting receivable is probable. If a vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. During 1998, the Company recognized revenue in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition". In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 have been adopted for transactions entered into during the fiscal year beginning January 1, 1999. The adoption of SOP 98-9 did not have a material impact on revenue recognized during the three months ended March 31, 1999.

  Net income (loss) per share

  Basic net income (loss) per share is computed using the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

  The following is a reconciliation of the computation for basic and diluted EPS (in thousands, except per share data):

                                                Three Months Ended March 31,
                                                -----------------------------
                                                     1999           1998
                                                --------------  -------------

Net income (loss)                               $      (4,429)  $         490
                                                ==============  =============

Shares calculation:
   Average basic shares outstanding                    16,827          15,807
   Options                                                -               922
                                                --------------  -------------
     Total shares used to compute
     diluted earnings per share                        16,827          16,729
                                                ==============  =============
Earnings (loss) per basic share                 $       (0.26)  $        0.03

                                                ==============  =============
Earnings (loss) per diluted share               $       (0.26)  $        0.03
                                                ==============  =============

  Options to purchase 510,542 and 27,743 shares of common stock were outstanding during the three months ended March 31, 1999 and March 31, 1998, respectively, but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

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

 Rights Plan

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

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Common Stock at a 50% discount. The Company's Board of Directors may redeem the rights prior to the time a person acquires more than 20% of the Company's Common Stock.

 Subsequent Event  Shares Repurchase

  On April 15, 1999 the Board of Directors approved the repurchase of up to $20 million of Documentum's common stock on the open market or in private transactions. The Company has not yet repurchased any of its common stock.

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

Results of Operations

  The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:


                                                                    Three Months Ended
                                                                        March 31,
                                                            -----------------------------------
                                                                  1999              1998
                                                            -----------------  ----------------
Revenue:
  License                                                                 47%               68%
  Service                                                                 53%               32%
                                                            -----------------  ----------------
    Total revenue                                                        100%              100%
                                                            -----------------  ----------------

Cost of revenue:
  License                                                                  5%                5%
  Service                                                                 32%               20%
                                                            -----------------  ----------------
    Total cost of revenue                                                 37%               25%
                                                            -----------------  ----------------

Gross profit                                                              63%               75%
                                                            -----------------  ----------------

Operating expenses:
  Sales and marketing                                                     54%               42%
  Research and development                                                26%               14%
  General and administrative                                              15%                9%
  Acquisition and related costs                                            -                 9%
                                                            -----------------  ----------------
    Total operating expenses                                              95%               74%
                                                            -----------------  ----------------

Income (loss) from operations                                            (32%)               1%
                                                            -----------------  ----------------


Interest and other income, net                                             4%                4%
                                                            -----------------  ----------------
Income (loss) before income tax provision (benefit)                      (28%)               5%

Provision for (benefit from) income taxes                                (10%)               3%
                                                            =================  ================
Net income (loss)                                                        (18%)               2%
                                                            =================  ================

As a Percentage of Related Revenue:

Cost of license revenue                                                    9%                7%
Cost of service revenue                                                   61%               63%


Revenue

  The Company's revenue is derived from the sale of perpetual licenses for its document management software and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements is recognized upon shipment of the product if collection of the resulting receivable is probable. If a vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. During 1998, the Company recognized revenue in accordance with

Statement of Position No. 97-2 (SOP 97-2"), "Software Revenue Recognition". In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 have been adopted for transactions entered into during the fiscal year beginning January 1, 1999. The adoption of SOP 98-9 did not have a material impact on revenue recognized during the three months ended March 31, 1999.

  License revenue decreased by 34% to $11.2 million for the three months ended March 31, 1999 from $17.1 million for the three months ended March 31, 1998.
The decrease in license revenue was adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. The Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers during the first quarter of 1999. For the three months ended March 31, 1999 and 1998 license revenue from Xerox and certain Xerox affiliates, as systems integrators, a VAR and a distributor for the Company's products, accounted for 2%, and 5% of total license revenue respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue. Although the Company experienced significant revenue growth from 1992 to 1998, the Company does not believe that license revenue will increase in 1999 nor that historical growth rates are sustainable in the future.

  Service revenue increased by 59% to $12.8 million for the three months ended March 31, 1999 from $8.0 million, for the three months ended March 31, 1998, representing 53% and 32% of total revenue in the respective periods. The increase in dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The increase in service revenue as a percent of total revenue was mainly due to a decrease in total license revenue.

  The Company markets its products through its direct sales force and its indirect channel partners. While historically, the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenue from all indirect channel partners comprised 35% and 19% of license revenue for the three months ended March 31, 1999 and 1998, respectively. Revenue from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue is not necessarily meaningful and should not be relied upon as indications of future performance.

  International revenue represented 43% and 37% of license revenue for the three months ended March 31, 1999 and 1998, respectively. The increase in international revenue as a percent of license revenue for the three months ended March 31, 1999 was primarily due to the maturation of the Company's sales force in Asia. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue is not necessarily meaningful and should not be relied upon as indications of future performance.

  Cost of revenue

  Cost of license revenue consists primarily of the royalties paid to third-party vendors, packaging, documentation, production and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenue decreased by 16% to $1.0 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998, representing 9% and 7% of the related license revenue for the three months ended March 31, 1999 and 1998, respectively. The decrease in cost of license revenue was related to the decrease in license revenue. The Company expects the cost of license revenue to fluctuate in dollar amount as the related license revenue fluctuates.

  Cost of services revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers and telephone support. Cost of services revenue increased by 53% to $7.7 million for the three months ended March 31, 1999 from $5.0 million for the three months ended March 31, 1998, representing 61% and 63% of the related services revenue for the three months ended March 31, 1999 and 1998, respectively. The increase in cost of services revenue in dollar amount was a result of increased personnel-related costs as the Company expanded its consulting and training operations to support its increased installed customer base, as well as an increase in solutions offered to customers. The Company expects the cost of services revenue to increase in dollar amount as the related services revenue increases.

  Operating expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 24% to $13.1 million for the three months ended March 31, 1999 from $10.6 million for the three months ended March 31, 1998 representing 54% and 42% of total revenue for the three months ended March 31, 1999 and 1998, respectively. The increase in dollar amount was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including increasing the number of sales teams and increasing the number of marketing programs. The increase in sales and marketing expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. The Company expects that sales and marketing expense will continue to increase in dollar amount.

  Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 69% to $6.2 million for the three months ended March 31, 1999 from $3.6 for the three months ended March 31, 1998, representing 26% and 14% of total revenue for the three months ended March 31, 1999 and 1998, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products and enhancement of existing products. The increase in research and development expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in dollar amount in order to support increased development efforts to both existing products and new products.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 61% to $3.7 million for the three months ended March 31, 1999 from $2.3 for the three months ended March 31, 1998, representing 15% and 9% of total revenue for the three months ended March 31, 1999 and 1998, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. The increase in general and administrative expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. The Company expects general and administrative expenses to increase in dollar amount in order to support the growing needs of the Company.

  Acquisition and related costs. In connection with the 1998 merger with WMI, the Company incurred charges of $2.2 million primarily consisting of accounting and legal fees and other transaction related costs. Approximately, $601,000 of the costs incurred in connection with the acquisition are included in accrued liabilities at March 31, 1999.

 Interest and other income, net

  Interest and other income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses and interest expense.
Interest and other income, net decreased by 13% to $1.0 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

 Income taxes

  Income tax provision (benefit) for the interim periods are based on estimated annual income tax rates. The Company's effective tax rate is 34%. The Company recorded a tax benefit of $2.3 million in the quarter ended March 31, 1999, which it believes is fully recoverable for income tax purposes based on carryback potential against taxes previously paid. The effective tax rate used to calculate the income tax provision for the three months ended March 31, 1998 was higher than the 34% primarily due to non-deductible items related to the acquisition of WMI.

Liquidity and Capital Resources

  The Company's cash, cash equivalents and short-term investments totaled $103.3 million at March 31, 1999 representing 67% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

  Net cash provided by operating activities was $3.3 million and $7.7 million for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, the cash generated by operations was primarily attributable to a decrease in accounts receivable of $11.2 million, account payable increase of $1.6 million, depreciation and amortization of $1.5 million, and deferred revenue of approximately $1.0 million offset by a decrease in accrued liabilities of $7.5 million and a net loss of $4.4 million. For the three months ended March 31, 1998, the cash generated by operations was primarily attributable to net income of $0.5 million, a decrease in accounts receivable of $1.6 million, growth in accrued liabilities of $0.9 million, depreciation and amortization of $1.1 million, provision for doubtful accounts of $0.7 million and deferred revenue of $3.3 million, offset by the increase in other assets of $0.7 million. For the three months ended March 31, 1999 and 1998, capital expenditures of $2.7 million and $0.4 million, respectively, were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

  On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a new bank. The Facility allows for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate, and expires in December 1999. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company was in compliance as of March 31, 1999.

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

  The Company believes that its existing cash, cash equivalents and short-term investment balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors--Risks Associated with Acquisitions".

  Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Risk

  As of March 31, 1999 the Company's investment portfolio includes $65.8 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The Company maintains sufficient cash and cash equivalent balances to typically hold its investments to maturity. The remaining $17.7 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

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

  The Company has substantially completed its review of internal systems, and believes it has identified all mission-critical problems. During 1999, the Company plans to modify or replace any non-compliant software, systems and equipment as part of a comprehensive infrastructure upgrade that coincides with the move of its headquarters facilities to a new location, which is targeted for completion in July 1999. Further remediation of desktop software is targeted for completion in September 1999.

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

  Possible losses from claims of breach of contract or warranty due to Year 2000 non-compliance of earlier versions of DCTM's software cannot be reasonably estimated at this time; previous to the release of EDMS 98, date processing problems were discovered in two (embedded OEM) third-party vendors' software. A program is being initiated to address those problems for customers who cannot, for legitimate business reasons, update to the compliant release, according to definitions posted on the Company's website. In addition, that program will also address custom applications, and installations that have been delivered by DCTM's consulting services organization.

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

Risk Factors

  Uncertainty of Future Operating Results. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:

 .  demand for our products;
 .  the level of product and price competition;
 .  the length of our sales cycle;
 .  the size and timing of individual license transactions;
 .  the delay or deferral of customer implementations;
 .  our success in expanding our customer support organization, direct sales force and indirect distribution channels;
 .  the timing of new product introductions and product enhancements;
 .  changes in our pricing policy;
 .  the publication of opinions concerning us, our products or technology by industry analysts;
 .  the mix of products and services sold;
 .  levels of international sales;
 .  activities of and acquisitions by competitors;
 .  the timing of new hires;
 .  changes in foreign currency exchange rates;
 . our ability to develop and market new products and control costs; and . domestic and international economic and political conditions.

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

  Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and the number of large individual license sales we have made has continued to increase. As a result, the loss or delay of individual orders as happened in the first quarter of 1999, could have a significant impact on quarterly operating results and revenue. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from six to 12 months from initial contact. Also, our strategy of providing customers with complete document management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be materially and adversely affected.

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

  Product Concentration. To date, substantially all of our revenue have been attributable to sales of licenses of the Documentum EDMS family of products and related services. We expect such products and related services to continue to account for a substantial majority of our future revenue. Furthermore, we expect that our recently announced Web Application Environment, the evolution of the EDMS family of products, will account for an increasingly large portion of future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations.

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

  End-User Customer and Industry Concentration. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. For the three months ended March 31, 1999 and 1998 sales to our five largest customers accounted for 35% and 37% of license revenue, respectively. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could have a material adverse effect on our business, financial condition and operating results.

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

  Management of Growth. Our business has grown rapidly through 1998. This growth has placed a significant strain on our management systems and resources.

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

  International Operations. Our revenue is primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. The Company has offices in London, Paris, Munich, Tokyo, Melbourne and Seoul. The Company operates its international technical support operations in the London, Munich and Melbourne offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

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

  We have designed and tested the most current versions of our products to be Year 2000 compliant and are currently engaged in a comprehensive Year 2000 project to further identify date-processing risks associated with our information systems, products, operations and infrastructure, suppliers and customers. We have notified all of our customers of Y2K related date processing problems associated with older versions of our products and encouraged them to upgrade to a Year 2000 compliant version. As a number of our customers will continue to run product versions that are not year 2000 compliant, the Company may incur increased expenses and additional liabilities relating to these date-processing issues. Given the unprecedented nature of this problem, we cannot reasonably estimate potential losses from claims of breach of contract or warranty arising from these issues at this time, and we cannot reliably measure the effect that any potential losses will have on our financial condition and operations. In addition, there can be no assurances that the Company's current product versions do not contain undetected errors or defects associated with Year 2000 date-processing issues that may result in additional material costs to the Company.

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

     The Company has used $1,500,000 of the net proceeds from the offering in the acquisition of other businesses, $73,232,000 of the net proceeds for working capital. All remaining proceeds have been invested in commercial paper. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

EXHIBIT
NUMBER          DESCRIPTION
 ----           ------
   27.1         Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DOCUMENTUM, INC.
                                   (Registrant)



Date: May 13, 1999               By:   /s/ Mark S. Garrett
                                      -----------------------
                                   Mark S. Garrett
                                   Vice President, and Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)