Form 10-Q
period 1999-06-30
DOCUMENTUM INC
filed 1999-08-13
CIK 930885

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1999
                                              ----------------

                                      OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to
                                                   -------  -------

                        Commission file number: 0-27358

                               DOCUMENTUM, INC.
            (exact name of registrant as specified in its charter)


          Delaware                                     95-4261421
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

6801 Koll Center Parkway, Pleasanton, California       94566-3145
    (Address of principal executive offices)           (Zip Code)

     (Registrant's telephone number, including area code): (925) 600-6800

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

  The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 16,585,050 on June 30, 1999.

                                   FORM 10-Q

                                     Index

PART I         FINANCIAL INFORMATION
Item 1.        Condensed Consolidated Financial Statements
               Condensed Consolidated Balance Sheets as of June 30, 1999 and December
               31, 1998........................................................................         Page 3

               Condensed Consolidated Statements of Operations for the three and six months
               ended June 30, 1999 and 1998....................................................         Page 4

               Condensed Consolidated Statements of Cash Flows for the six months ended
               June 30, 1999 and 1998..........................................................         Page 5

               Notes to Condensed Consolidated Financial Statements............................         Page 6

 Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
               Operations......................................................................         Page 9

PART II        OTHER INFORMATION
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      PAGE 23
  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................................         PAGE 24

SIGNATURES.....................................................................................         PAGE 25


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                               DOCUMENTUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share data; unaudited)

                                                                                                        June 30,       December 31,
                                                                                                         1999              1998
                                                                                                      -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                          $      17,012    $     16,240
   Short-term investments                                                                                    73,247          84,203
   Accounts receivable, net of allowances of $2,063 and $2,496
     (including $984 and $2,485 receivable from a
     stockholder and its affiliates)                                                                         23,641          32,745
   Other current assets                                                                                       8,841           8,192
                                                                                                      -------------    ------------
     Total current assets                                                                                   122,741         141,380

Property and equipment, net                                                                                  23,749          13,426
Other assets                                                                                                  6,336           5,843
                                                                                                      -------------    ------------
                                                                                                      $     152,826    $    160,649
                                                                                                      =============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                   $       8,120    $      3,176
   Accrued liabilities                                                                                       21,526          26,170
   Deferred revenue                                                                                          16,807          14,490
                                                                                                      -------------    ------------
      Total current liabilities                                                                              46,453          43,836
                                                                                                      -------------    ------------

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000 shares authorized
      none issued and outstanding                                                                               ---             ---
   Common stock, $0.001 par value; 100,000 shares authorized;
      16,585 and 16,707 shares issued and outstanding                                                            17              17
   Additional paid-in capital                                                                               132,875         135,849
   Accumulated other comprehensive income                                                                      (243)             52
   Accumulated deficit                                                                                      (26,276)        (19,105)

                                                                                                      -------------    ------------
      Total stockholders' equity                                                                            106,373         116,813
                                                                                                      -------------    ------------
                                                                                                      $     152,826    $    160,649
                                                                                                      =============    ============




     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                        ------------------------------------  ------------------------------------
                                                              1999               1998               1999              1998
                                                        -----------------  -----------------  -----------------  -----------------
Revenue:
  License (including $472, $5,929, $737 and $6,784
  from a stockholder and its affiliates)                $          15,852  $          18,716  $          27,086  $          35,767
  Service                                                          13,378              9,721             26,149             17,742
                                                        -----------------  -----------------  -----------------  -----------------
     Total revenue                                                 29,230             28,437             53,235             53,509
                                                        -----------------  -----------------  -----------------  -----------------

Cost of revenue:
  License                                                           1,529                703              2,547              1,906
  Service                                                           7,800              5,961             15,536             11,007
                                                        -----------------  -----------------  -----------------  -----------------
     Total cost of revenue                                          9,329              6,664             18,083             12,913
                                                        -----------------  -----------------  -----------------  -----------------
Gross profit                                                       19,901             21,773             35,152             40,596
                                                        -----------------  -----------------  -----------------  -----------------
Operating expenses:
  Sales and marketing                                              14,201             11,847             27,266             22,416
  Research and development                                          6,389              3,732             12,554              7,374
  General and administrative                                        4,632              2,424              8,331              4,719
  Acquisition and related costs                                       ---                ---                ---              2,171
                                                        -----------------  -----------------  -----------------  -----------------

     Total operating expenses                                      25,222             18,003             48,151             36,680
                                                        -----------------  -----------------  -----------------  -----------------
Income (loss) from operations                                      (5,321)             3,770            (12,999)             3,916
                                                        -----------------  -----------------  -----------------  -----------------

Interest and other income, net                                      1,167              1,034              2,134              2,144
                                                        -----------------  -----------------  -----------------  -----------------
Income (loss) before income tax provision (benefit)                (4,154)             4,804            (10,865)             6,060

Provision for (benefit from) income taxes                          (1,412)             1,633             (3,694)             2,399
                                                        -----------------  -----------------  -----------------  -----------------
Net income (loss)                                       $          (2,742) $           3,171  $          (7,171) $           3,661
                                                        =================  =================  =================  =================


Basic earnings (loss) per share                         $           (0.16) $            0.20  $           (0.43) $            0.23
                                                        =================  =================  =================  =================

Diluted earnings (loss) per share                       $           (0.16) $            0.19  $           (0.43) $            0.22
                                                        =================  =================  =================  =================


Shares used to compute basic earnings (loss) per share             16,821             15,903             16,824             15,855
                                                        =================  =================  =================  =================

Shares used to compute diluted earnings (loss) per share           16,821             17,014             16,824             16,883
                                                        =================  =================  =================  =================





     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                -------------------------------
                                                                                                    1999               1998
                                                                                                --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                                                             $      (7,171)  $        3,661
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                                   3,320            2,337
         Provision for doubtful accounts                                                                  (432)             651
         Gain on sale of fixed assets                                                                     (143)             ---
         Changes in assets and liabilities:
            Accounts receivable                                                                          9,536           (2,281)
            Other current assets and other assets                                                       (1,142)          (8,423)
            Accounts payable                                                                             4,944              710
            Accrued liabilities                                                                         (4,587)           2,607
            Deferred revenue                                                                             2,317            3,191
                                                                                                --------------   --------------
            Net cash provided by operating activities                                                    6,642            2,453
                                                                                                --------------   --------------

Cash flows from investing activities:
   Purchases of short-term investments                                                                 (62,570)         (54,709)
   Sales of short-term investments                                                                      73,526           53,980
   Net purchases of property and equipment                                                             (13,500)          (3,376)
   Other                                                                                                   ---               10

                                                                                                --------------   --------------
            Net cash used in investing activities                                                       (2,544)          (4,095)
                                                                                                --------------   --------------

Cash flows from financing activities:
   Issuance of common stock                                                                              2,588            2,532
   Repurchase of common stock                                                                           (5,562)             ---
   Repayments on capital lease obligations                                                                 (57)             (71)
   Repayments on loan                                                                                      ---             (330)
                                                                                                --------------   --------------
            Net cash (used in) provided by financing acitivities                                        (3,031)           2,131
                                                                                                --------------   --------------
Effect of exhange rate on changes in cash                                                                 (295)              29
                                                                                                --------------   --------------

Net increase in cash and cash equivalents                                                                  772              518
Cash and cash equivalents at beginning of period                                                        16,240           14,236
                                                                                                --------------   --------------

Cash and cash equivalents at end of period                                                      $       17,012   $       14,754
                                                                                                ==============   ==============




    See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  Basis of presentation

    The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. The consolidated results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

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

                                             Three Months Ended June 30,                        Six Months Ended June 30,
                                     ---------------------------------------------   ---------------------------------------------
                                             1999                     1998                    1999                     1998
                                     --------------------     --------------------   --------------------     --------------------
Net income (loss)                    $             (2,742)    $              3,171   $             (7,171)    $              3,661
Other comprehensitve income
   Foreign translation adjustment                    (151)                      11                   (295)                      29
                                     --------------------     --------------------   --------------------     --------------------
     Comprehensive net income (loss) $             (2,893)    $              3,182   $             (7,466)    $              3,690
                                     ====================     ====================    ====================    ====================

 Revenue recognition

    The Company's revenue is derived from the sale of perpetual licenses for its content management and web application software and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements are recognized upon shipment of the product if collection of the resulting receivable is probable. If a vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. During 1998, the Company recognized revenue in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition". In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 have been adopted for transactions entered into during the fiscal year beginning January 1, 1999. The adoption of SOP 98-9 did not have a material impact on revenue recognized during the three and six months ended June 30, 1999.

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

    The following is a reconciliation of the computation for basic and diluted EPS (in thousands, except per share data):

                                             Three Months Ended June 30,                        Six Months Ended June 30,
                                     ---------------------------------------------   ---------------------------------------------
                                             1999                     1998                    1999                     1998
                                     --------------------     --------------------   --------------------     --------------------
                                          (in thousands, except per share data)           (in thousands, except per share data)
Net income (loss)                    $             (2,742)    $              3,171   $             (7,171)    $              3,661
                                     --------------------     --------------------   --------------------     --------------------

Shares calculation
   Average basic shares outstanding                16,821                   15,903                 16,824                   15,855
   Options                                            ---                    1,111                    ---                    1,028
                                     --------------------     --------------------   --------------------     --------------------
      Total shares used to compute
      diluted earnings per share                   16,821                   17,014                 16,824                   16,883
                                     ====================     ====================   ====================     ====================

Earnings (loss) per basic share      $              (0.16)    $               0.20   $              (0.43)    $               0.23
                                     ====================     ====================   ====================     ====================
Earnings (loss) per diluted share    $              (0.16)    $               0.19   $              (0.43)    $               0.22
                                     ====================     ====================   ====================     ====================

    Options to purchase 3,487,866 and 95,203 shares of common stock were outstanding during the three months ended June 30, 1999 and June 30, 1998, respectively, and 3,579,512 and 90,200 shares of common stock were outstanding during the six months ended June 30 1999 and June 30 1998, respectively, but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

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

    On July 16, 1998, the Company acquired all the outstanding shares of Relevance Technologies, Inc., (Relevance), a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Relevance was a development stage software company with approximately 25 employees located in San Francisco, California specializing in the development of content mining technology for unstructured information. The acquisition of Relevance represents a new market opportunity for Documentum to develop additional applications for the sharing and applying of both corporate and Internet based knowledge. As of June 30, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million.

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The company recorded $34.6 million as a charge related to the write off of purchased in process research and development.

  Stock Repurchase

    On April 15, 1999 the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. In June 1999, the Company repurchased and retired 395,000 shares of its common stock for approximately $5.6 million.

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

  Subsequent Event

    In June 1999, the Company terminated its existing line of credit. There were no borrowings outstanding at the time of termination. In August 1999, the Company entered into an unsecured revolving line of credit agreement with a new bank. The agreement allows for borrowings of up to $20 million bearing interest at the Company's option of; (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%, and expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the agreement.

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

Results of Operations

    The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

                                             Three Months Ended June 30,                        Six Months Ended June 30,
                                     ---------------------------------------------   ---------------------------------------------
                                             1999                     1998                    1999                     1998
                                     --------------------     --------------------   --------------------     --------------------
Revenue:
  License                                            54.2%                    65.8%                  50.9%                    66.8%
  Service                                            45.8%                    34.2%                  49.1%                    33.2%
                                     --------------------     --------------------   --------------------     --------------------
     Total revenue                                  100.0%                   100.0%                 100.0%                   100.0%
                                     --------------------     --------------------   --------------------     --------------------
Cost of revenue:
  License                                             5.2%                     2.5%                   4.8%                     3.6%
  Service                                            26.7%                    21.0%                  29.2%                    20.6%
                                     --------------------     --------------------   --------------------     --------------------
     Total cost of revenue                           31.9%                    23.5%                  34.0%                    24.2%
                                     --------------------     --------------------   --------------------     --------------------
Gross profit                                         68.1%                    76.5%                  66.0%                    75.8%
                                     --------------------     --------------------   --------------------     --------------------

Operating expenses:
  Sales and marketing                                48.6%                    41.7%                  51.2%                    41.9%
  Research and development                           21.9%                    13.1%                  23.6%                    13.8%
  General and administrative                         15.8%                     8.5%                  15.6%                     8.8%
  Acquisition and related costs                       0.0%                     0.0%                   0.0%                     4.1%
                                     --------------------     --------------------   --------------------     --------------------

     Total operating expenses                        86.3%                    63.3%                  90.4%                    68.6%
                                     --------------------     --------------------   --------------------     --------------------

Income (loss) from operations                       (18.2)%                   13.2%                 (24.4)%                    7.2%
                                     --------------------     --------------------   --------------------     --------------------

Interest and other income, net                        4.0%                     3.6%                   4.0%                     4.0%
                                     --------------------     --------------------   --------------------     --------------------
Income (loss) before income
   tax provision (benefit)                          (14.2)%                   16.8%                 (20.4)%                   11.2%

Provision for (benefit from) income taxes            (4.8)%                    5.7%                  (6.9)%                    4.5%
                                     --------------------     --------------------   --------------------     --------------------
Net income (loss)                                    (9.4)%                   11.1%                 (13.5)%                    6.7%
                                     ====================     ====================   ====================     ====================
As a Percentage of Related Revenue:

Cost of license revenue                               9.6%                     3.8%                   9.4%                     5.3%
Cost of service revenue                              58.3%                    61.3%                  59.4%                    62.0%

Revenue

    The Company's revenue is derived from the sale of perpetual licenses for its content management and web application software and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements is recognized upon shipment of the product if collection of the resulting receivable is probable. If a vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. During 1998, the Company recognized revenue in accordance with Statement of Position No. 97-2 (SOP 97-2"), "Software Revenue Recognition". In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 have been adopted for transactions entered into during the fiscal year beginning January 1, 1999. The adoption of SOP 98-9 did not have a material impact on revenue reconized during the three and six months ended June 30, 1999.

    License revenue decreased by 15% or $2.9 million for the three months ended June 30, 1999 from $18.7 million for the three months ended June 30, 1998 and decreased 24% or $8.7 million for the six months ended June 30, 1999 from $35.8 million for the six months ended June 30, 1998. License revenue was adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. The Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers during the first six months of 1999. For the three and six months ended June 30, 1999 and 1998, license revenue from Xerox and certain Xerox affiliates, as systems integrators, a VAR and a distributor for the Company's products, accounted for 30%, 32%, 32% and 19% of total license revenue respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue. Although the Company experienced significant revenue growth from 1992 to 1998, the Company does not believe that license revenue will increase in 1999 nor that historical growth rates are sustainable in the future.

    Service revenue increased by 38% to $13.4 million for the three months ended June 30, 1999 from $9.7 million, for the three months ended June 30, 1998, and increased 47% to $26.1 million for the six months ended June 30, 1999 from $17.7 million for the six months ended June 30, 1998, representing 46%, 34%, 49%, and 33% of total revenue in the respective periods. The increase in dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The increase in service revenue as a percent of total revenue was mainly due to a decrease in total license revenue.

    The Company markets its products through its direct sales force and its indirect channel partners. While historically, the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenue from all indirect channel partners comprised 29% and 47% of license revenue for the three months ended June 30, 1999 and 1998, respectively, and 32% and 34% for the six months ended June 30, 1999 and 1998, respectively. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue is not necessarily meaningful and should not be relied upon as indications of future performance.

    International revenue represented 45% and 31% of license revenue for the three months ended June 30, 1999 and 1998, respectively, and 45% and 34% for the six months ended June 30, 1999 and 1998, respectively. The increase in international revenue as a percent of license revenue was primarily due to a decrease in license revenue. In addition, sales in Asia continue to grow as a result of growth in the sales force, resulting in increased revenue from Asia as a percentage of total international revenue. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue is not necessarily meaningful and should not be relied upon as indications of future performance.

  Cost of revenue

    Cost of license revenue consists primarily of the royalties paid to third-party vendors, packaging, documentation, production and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenue increased by 118% to $1.5 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998, and increased by 34% to $2.5 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998, representing 10% and 4% of the related license revenue for the three months ended June 30, 1999 and 1998, respectively, and 9% and 5% of the related license revenue for the six months ended June 30, 1999 and 1998 respectively. The increase in cost of license revenue was related to a shift in the mix of products being sold. The Company currently carries more third party products and is selling a greater number of those products than it had in the same periods in the prior year. Thus, royalty expenses associated with the increase in sales of third party products have increased over the comparable periods in 1998. The Company expects the cost of license revenue to fluctuate in dollar amount as the related license revenue fluctuates.

    Cost of services revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers and telephone support. Cost of services revenue increased by 31% to $7.8 million for the three months ended June 30, 1999 from $6.0 million for the three months ended June 30, 1998, and increased 41% to $15.5 million for the six months ended June 30, 1999 from $11.0 million for the six months ended June 30, 1998, representing 58% and 61% of the related services revenue for the three months ended June 30, 1999 and 1998, respectively and 59% and 62% of the related service revenue for the six months ended June 30, 1999 and 1998, respectively. The increase in cost of services revenue in dollar amount was a result of increased personnel-related costs as the Company expanded its consulting and training operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The Company expects the cost of services revenue to increase in dollar amount as the related services revenue increases.

  Operating expenses

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 20% to $14.2 million for the three months ended June 30, 1999 from $11.8 million for the three months ended June 30, 1998 and increased 22% to $27.3 million for the six months ended June 30, 1999 from $22.4 million for the six months ended June 30 1998, representing 49% and 42% of total revenue for the three months ended June 30, 1999 and 1998, respectively, and 51% and 42% of total revenue for the six months ended June 30, 1999 and 1998, respectively. The increase in dollar amount was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and the number of marketing programs over the comparable period of 1998. The increase in sales and marketing expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. The Company expects that sales and marketing expense will continue to increase in dollar amount.

    Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 71% to $6.4 million for the three months ended June 30, 1999 from $3.7 for the three months ended June 30, 1998, and increased by 70% to $12.6 million for the six months ended June 30, 1999 from $7.4 million for the six months ended June 30, 1998, representing 22% and 13% of total revenue for the three months ended June 30, 1999 and 1998, respectively, and 24% and 14% of total revenue for the six months ended June 30, 1999. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products, including Documentum 4i, which was introduced in the second quarter of 1999, and enhancement of existing products. The increase in research and development expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in dollar amount in order to support increased development efforts to both existing products and new products.

    General and administrative. General and administrative expenses consist primarily of personnel costs for finance, management information systems, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 91% to $4.6 million for the three months ended June 30, 1999 from $2.4 million for the three months ended June 30, 1998, and increased by 77% to $8.3 million for the six months ended June 30, 1999 from $4.7 million for the six months ended June 30, 1998, representing 16% and 9% of total revenue for the three months ended June 30, 1999 and 1998, respectively, and 16% and 9% of total revenue for the six months ended June 30, 1999 and 1998, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth, as well as consulting costs associated with changes in the Company's system implementation. The increase in general and administrative expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. The Company expects general and administrative expenses to increase in dollar amount in order to support the growing needs of the Company.

    Acquisition and related costs. In connection with the 1998 merger with WMI, the Company incurred charges of $2.2 million primarily consisting of accounting and legal fees and other transaction related costs. Approximately, $537,738 of the costs incurred in connection with the acquisition are included in accrued liabilities at June 30, 1999.

  Interest and other income, net

    Interest and other income, net, consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense. Interest and other income, net, increased to $1.2 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998 and was $2.1 million for the six months ended June 30, 1999 and 1998. The increase in the second quarter of 1999 over the same period in 1998, was primarily due to a gain recognized on the sale of fixed assets from the previous office facility. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

  Income taxes

    Income tax provision (benefit) for the interim periods are based on estimated annual income tax rates. The Company's effective tax rate is 34%. For three months and six months ended June 30, 1999, the Company recorded a tax benefit of $1.4 million and $3.7 million, respectively, which it believes is fully recoverable for income tax purposes based on carryback potential against taxes previously paid. The effective tax rate used to calculate the income tax provision for the six months ended June 30, 1998 was higher than the 34% primarily due to non-deductible items related to the acquisition of WMI in the first quarter of 1998.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and short-term investments totaled $90.3 million at June 30, 1999 representing 59% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

    Net cash provided by operating activities was $6.6 million and $2.5 million for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, the cash generated by operations was primarily attributable to a decrease in accounts receivable of $9.5 million, account payable increase of $4.9 million, depreciation and amortization of $3.3 million, and deferred revenue of approximately $2.3 million offset by a increase in other assets of $1.1 million, a decrease in accrued liabilities of $4.6 million and a net loss of $7.2 million. For the six months ended June 30, 1998, the cash generated by operations was primarily attributable to net income of $3.7 million, an increase in accounts payable of $0.7 million, accrued liabilities of $2.6 million, depreciation and amortization of $2.3 million, provision for doubtful accounts of $0.7 million and deferred revenue of $3.2 million, offset by the increase in accounts receivable of $2.3 million and other assets of $8.4 million, consisting primarily of $2.5 million for prepaid rent related to a new lease, $1.4 million prepaid third party royalties and $1.5 million for an investment in Relevance. For the six months ended June 30, 1999 and 1998, capital expenditures, net of dispositions, were $13.5 million and $3.4 million, respectively. Capital expenditures for the six months ended June 30, 1999 were primarily for computer equipment, office furniture and leasehold improvements related to the new office facility described below.

    On April 15 1999, the Board of Directors approved the repurchase of up to $20.0 million of Documentum's common stock. During the three months ended June 30, 1999, the Company repurchased and retired 395,000 shares of its common stock for approximately $5.6 million.

    In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and January 2000, respectively, and expiring in May 2005 and December 2006, respectively. This space serves as the Company's headquarters and contains the principal administrative, engineering, manufacturing, marketing and sales facilities. The Company has made significant capital purchases related to leasehold improvements and office furniture for the new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

    On January 15, 1998, the Company entered into an unsecured revolving credit agreement with a new bank. The agreement allowed for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate, and expired in December 1999. The Company terminated this line of credit effective in June 1999.

    In August 1999, the Company entered into an unsecured revolving line of credit agreement with a new bank. The agreement allows for borrowings of up to $20 million bearing interest at the Company's option of; (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%, and expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the Facility.

    The Company believes that its existing cash, cash equivalents and short-term investment balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company periodically evaluates, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors Risks Associated with Acquisitions".

  Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Risk

    As of June 30, 1999 the Company's investment portfolio includes $53.5 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The Company maintains sufficient cash and cash equivalent balances to typically hold its investments to maturity. The remaining $19.7 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

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

  The Company has commenced a comprehensive Year 2000 project to identify the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and in December 1998 established a Year 2000 Program Office to manage the Year 2000 project. The Year 2000 project consists of three phases: 1) identification of risks, 2) assessment of risks, and if necessary, 3) development, implementation, and testing of remediation and contingency plans. All contingency planning is targeted for completion in September 1999. The Year 2000 project is ongoing, and its phases are not sequential. Instead, as risks are identified, the assessment and remediation plans are begun. The Company is currently performing work in all three phases of the project.

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

    In addition, the Company has recently released its 4i application series, and has performed all appropriate Year 2000 testing on those products. The Company will continue to make changes to those products if and when Year 2000 issues are determined.

    The Company has substantially completed its review of internal systems, and believes it has identified all mission-critical problems. During 1999, the Company planned to modify or replace any non-compliant software, systems and equipment as part of a comprehensive infrastructure upgrade that coincided with the move of its headquarters facilities to a new location, which was completed on schedule. Further remediation of desktop software is targeted for completion in September 1999.

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

The Costs to address the Company's Year 2000 Issues

    Although the Company will continue to prioritize resources in product engineering and internal business infrastructure groups to address Year 2000 issues, those resources are allocated within the normal software development and infrastructure and facilities improvement processes of the Company. Therefore, no complete estimate of the expected total cost of this effort can be made at this time. Internally, the Company has budgeted $900,000 in 1999 for incremental Y2K remediation to be performed preceding, during and in the months following the move of its headquarters. The costs related to Y2K have been immaterial to date.

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

    One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. For example, during the first half of fiscal year 1999, the Company's revenue was significantly lower than expected. As a result of the relatively fixed nature of the Company's expenses, the Company experienced a net loss for the period. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock.

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

    Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders as happened in the first six months of 1999, could have a significant impact on quarterly operating results and revenue. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from six to 12 months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be materially and adversely affected.

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

    Product Concentration. To date, substantially all of our revenue have been attributable to sales of licenses of the Documentum EDMS family of products and related services. We expect such products and related services to continue to account for a substantial majority of our future revenue. Furthermore, we expect that our recently announced Web Application Environment (Documentum 4i), the evolution of the EDMS family of products and application software products, will account for an increasingly large portion of future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations.

    New Versions, New Products and Rapid Technological Change. The content management software and services market in which we compete is characterized by
(1) rapid technological change, (2) frequent introduction of new products and enhancements, (3) changing customer needs, and (4) evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of our products are difficult to estimate. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. Our future success also depends in part on our abilities to execute on our strategy of developing web applications in certain target vertical industries and to maintain and enhance relations with technology partners, including RDBMS vendors, in order to provide our customers with integrated product solutions.

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

    Dependence on Emerging Markets. The market for content management software and services is intensely competitive, highly fragmented and rapidly changing. Our future financial performance will depend primarily on the continued growth of the market for content management software and services and the adoption of our products by organizations in this market. If the content management software and services market fails to grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially and adversely effected.

    Intense Competition. Our products target the emerging market for Web-based and client/server software solutions. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, and Hummingbird (PC DOCS). Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to more easily offer a single-vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

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

    End-User Customer and Industry Concentration. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. For the three months ended June 30, 1999 and 1998 sales to our five largest customers accounted for 15% and 34% of license revenue, respectively and 11% and 21% of license revenue for the six months ended June 30, 1999 and 1998. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could have a material adverse effect on our business, financial condition and operating results.

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

    Management of Growth. Our business grew rapidly through 1998. This growth has placed a significant strain on our management systems and resources.

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

    In addition, many companies are expending significant resources to correct or "patch" their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those that we offer. The efforts and resources expended to address Year 2000 issues may affect the purchasing patterns of our customers and potential customers. We also believe that many potential customers may defer purchasing Year 2000 compliant products until it is absolutely necessary, accelerate purchasing Year 2000 compliant products, switch to other systems or suppliers, or purchase our products only as an interim solution. If any of the above were to happen, our business, operating results or financial condition could be materially adversely affected.

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

    Effects of Certain Charter Document Provisions that may Prevent Certain Corporate Actions. Our Board of Directors is authorized to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of

Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have instituted a classified Board of Directors in our Amended and Restated Certificate of Incorporation. We have also implemented a Share Purchase Plan (or "Rights Plan") under which all stockholders of record as of February 24, 1999 received rights to purchase shares of a new series of Preferred Stock. The rights are exercisable only if a person or group acquires 20% or more of our Common Stock or announces a tender offer for 20% or more of the Common Stock. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's annual meeting of stockholders was held on May 27, 1999 (the "Annual Meeting").

(c)  The following matters were voted upon at the Annual Meeting:

      (i) The first matter related to the election of two director nominees, Jeffrey A. Miller and Robert V. Adams as directors of the Company to serve until the 2002 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

     Names                  For                        Withheld
     ---------------        ---------------            ----------------
     Jeffrey A. Miller      14,199,679                 579,530
     Robert V. Adams        14,150,660                 628,549

     (ii) The second matter related to the approval of an amendment to the Company's 1993 Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares. 10,659,334 votes were cast for approval, 3,899,290 were cast against approval, and there were 25,812 abstentions and 194,773 broker non-votes.

    (iii) The third matter related to the approval of an amendment of the Company's 1995 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares. 14,416,568 votes were cast for approval, 145,444 votes were cast against approval, and there were 21,954 abstentions and 195,243 broker non-votes.

     (iv) The fourth matter related to the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 1999. 14,724,669 votes were cast for ratification, 21,582 votes were cast against ratification, and there were 32,958 abstentions.

Based on these reporting results, each director nominated was elected and the second, third and fourth matters were approved.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

EXHIBIT
NUMBER         DESCRIPTION
--------       -----------
    27.1       Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DOCUMENTUM, INC.
                                (Registrant)



Date: August 13, 1999           By:    /s/ Mark S. Garrett
                                   -----------------------
                                Mark S. Garrett
                                Vice President, and Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                Officer)