Form 10-Q
period 1999-09-30
DOCUMENTUM INC
filed 1999-11-12
CIK 930885

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   September 30, 1999
                                              ------------------

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to
                                                   -----  -----

                        Commission file number: 0-27358

                                DOCUMENTUM, INC.
             (exact name of registrant as specified in its charter)

           Delaware                                            95-4261421
(State or other jurisdiction of                    (I.R.S. Employer Identification No.)
 incorporation or organization)

6801 Koll Center Parkway, Pleasanton, California                94566-3145
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

                                  Yes X No  .
                                      -   ---

  The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 16,402,934 on September 30, 1999.

                                   FORM 10-Q

                                     Index

PART I         FINANCIAL INFORMATION
  Item 1.      Condensed Consolidated Financial Statements
               Condensed Consolidated Balance Sheets as of September 30, 1999 and December
               31, 1998........................................................................  Page 3

               Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998...............................................  Page 4

               Condensed Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1999 and 1998.....................................................  Page 5

               Notes to Condensed Consolidated Financial Statements............................  Page 6

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations......................................................................  Page 9

  Item 3.      Qualitative and Quantitative Disclosures About Market Risk......................  Page 22

PART II        OTHER INFORMATION
  Item 6.      Exhibits and Reports on Form 8-K................................................  Page 23

Signatures....................................................................................   Page 24

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                               DOCUMENTUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share data; unaudited)

                                                                         September 30,          December 31,
                                                                         -------------          ------------
                                                                             1999                  1998
                                                                             ----                  ----
ASSETS
Current assets:
    Cash and cash equivalents...................................           $ 12,127               $ 16,240
    Short-term investments......................................             66,375                 84,203
    Accounts receivable, net of allowances of $2,425
          and $2,496, respectively..............................             34,623                 32,745
    Other current assets........................................              8,481                  8,192
                                                                          ---------              ---------
       Total current assets.....................................            121,606                141,380

Property and equipment, net.....................................             25,904                 13,426
Other assets....................................................              6,168                  5,843
                                                                          =========              =========
                                                                          $ 153,678              $ 160,649
                                                                          =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................            $ 5,078                $ 3,176
    Accrued liabilities.........................................             23,438                 26,170
    Deferred revenue............................................             22,689                 14,490
    Current portion of long term debt...........................                145                      -
                                                                          ---------              ---------
       Total current liabilities................................             51,350                 43,836
                                                                          ---------              ---------

Long term debt..................................................                147                      -
                                                                          ---------              ---------

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000 shares authorized
       none issued and outstanding..............................                  -                      -
    Common stock, $0.001 par value; 100,000 shares authorized;
       16,403 and 16,707 shares issued and outstanding..........                 16                     17
    Additional paid-in capital..................................            129,729                135,849
    Accumulated other comprehensive income......................                104                     52
    Accumulated deficit.........................................            (27,668)               (19,105)
                                                                          ---------              ---------
       Total stockholders' equity...............................            102,181                116,813
                                                                          =========              =========
                                                                          $ 153,678              $ 160,649
                                                                          =========              =========

    See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                       ------------------            -----------------
                                                                       1999          1998            1999         1998
                                                                       ----          ----            ----         ----
Revenue:
   License.................................................         $ 19,503         $ 21,562     $ 46,589       $ 57,329
   Service.................................................           14,273           12,321       40,422         30,063
                                                                    --------         --------     --------       --------
    Total revenue..........................................           33,776           33,883       87,011         87,392
                                                                    --------         --------     --------       --------

Cost of revenue:
   License.................................................            1,317              944        3,864          2,851
   Service.................................................            7,765            7,272       23,300         18,278
                                                                    --------         --------     --------       --------
    Total cost of revenue..................................            9,082            8,216       27,164         21,129
                                                                    --------         --------     --------       --------

Gross profit...............................................           24,694           25,667       59,847         66,263
                                                                    --------         --------     --------       --------

Operating expenses:
   Sales and marketing.....................................           15,787           13,823       43,054         36,239
   Research and development................................            6,212            5,391       18,765         12,764
   General and administrative..............................            5,613            2,635       13,944          7,355
   Acquisition and related costs...........................                -                -            -          2,171
   Purchased in process research and development...........                -           34,622            -         34,622
                                                                    --------         --------     --------       --------
    Total operating expenses...............................           27,612           56,471       75,763         93,151
                                                                    --------         --------     --------       --------

Loss from operations.......................................           (2,918)         (30,804)     (15,916)       (26,888)
                                                                    --------         --------     --------       --------


Interest and other income, net.............................              809            1,112        2,942          3,256
                                                                    --------         --------     --------       --------
Loss before income tax provision (benefit).................           (2,109)         (29,692)     (12,974)       (23,632)

Provision for (benefit from) income taxes..................             (717)           1,676       (4,411)         4,075
                                                                    ========         ========     ========       ========
Net loss...................................................         $ (1,392)       $ (31,368)    $ (8,563)     $ (27,707)
                                                                    ========         ========     ========       ========

Basic and diluted loss per share...........................          $ (0.08)         $ (1.90)     $ (0.51)       $ (1.72)
                                                                    ========         ========     ========       ========
Shares used to compute basic and diluted loss per share....           16,512           16,500       16,718         16,072
                                                                    ========         ========     ========       ========


    See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       -----------------
                                                                     1999            1998
                                                                     ----            ----
Cash flows from operating activities:
  Net loss..................................................      $ (8,563)       $(27,707)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciaition and amortization..........................         6,089           3,931
    Provision for doubtful accounts.........................           (71)            687
    Gain on sale of fixed assets............................          (143)              -
    In process research and development write-off...........             -          34,622
    Changes in assets and liabilities:
      Accounts receivable...................................        (1,807)         (6,283)
      Other current assets and other assets.................          (614)         (8,833)
      Accounts payable......................................         1,902           1,977
      Accrued liabilities...................................        (2,732)          5,021
      Deferred revenue......................................         8,199           4,616
                                                                  --------        --------
        Net cash provided by operating activities...........         2,260           8,031
                                                                  --------        --------

Cash flow from investing activities:
  Purchase of short-term investments........................       (73,556)        (74,716)
  Sales of investments......................................        91,384          72,753
  Purchases of property and equipment.......................       (18,424)         (6,575)
  Other.....................................................             -          (1,451)

                                                                  --------        --------
        Net cash used in investing activities...............          (596)         (9,989)
                                                                  --------        --------

Cash flows from financing activities:
  Issuance of common stock..................................         3,941           4,205
  Repurchase of common stock................................       (10,062)              -
  Repayment on loan.........................................             -            (330)
  Proceeds from debt........................................           292               -

                                                                  --------        --------
        Net cash provided by (used in) financing
         activities.........................................        (5,829)          3,875
                                                                  --------        --------

Effect of exchange rate on changes in cash..................            52             138
                                                                  --------        --------

Net increase (decrease) in cash and cash equialents.........        (4,113)          2,055
Cash and cash equivalents at beginning of period............        16,240          14,236

                                                                  --------        --------
Cash and cash equivalents at end of period..................        12,127          16,291
                                                                  ========        ========

    See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


 Basis of presentation

  The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. The consolidated results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

Reclassifications

  Certain prior period balances have been reclassified to conform to current year presentation.

Comprehensive net income

  Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains and losses on available-for-sale marketable securities have been insignificant for all periods presented. Documentum's total comprehensive losses were as follows (in thousands):

                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                           --------------------------------      -------------------------------
                                              1999                  1998            1999                 1998
                                              ----                  ----            ----                 ----
Net loss...........................         $(1,392)            $(31,368)         $(8,563)            $(27,707)
Other comprehensive income.........
  Foreign translation adjustment...             347                  109               52                  138
                                            -------             --------          -------             --------
    Comprehensive net loss.........          (1,045)             (31,259)          (8,511)             (27,569)
                                            =======             ========          =======             ========

 Revenue recognition

  The Company's revenue is derived from the sale of perpetual licenses for its content management and web application software and related services which include maintenance and support, consulting and training services. Revenue from license arrangements are recognized upon shipment of the product if collection of the resulting receivable is probable. If a vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. During 1998, the Company recognized revenue in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition". In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 have been adopted for transactions entered into during the fiscal year beginning January 1, 1999. The adoption of SOP 98-9 did not have a material impact on revenue recognized during the three and nine months ended September 30, 1999.

  For the three months ended September 30, 1999, the Company had sales to a single customer in the amount of $4.5 million representing 13% of total revenues for the period. For the three months ended September 30, 1998, the

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Company had sales to another single customer in the amount of $3.7 million representing 11% of total revenue for that period.

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

  The following is a reconciliation of the computation for basic and diluted loss per share (in thousands, except per share data):

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                      --------------------------------        -------------------------------
                                                         1999                 1998                1999                 1998
                                                         ----                 ----                ----                 ----
Net loss.....................................          $ (1,392)           $ (31,368)           $ (8,563)           $ (27,707)
                                                       --------            ---------            --------            ---------

Shares calculation
     Average basic shares outstanding........            16,512               16,500              16,718               16,072
     Effect of dilutive options..............                 -                    -                   -                    -

                                                       --------            ---------            --------            ---------
        Total shares used to compute
        diluted earnings per share...........            16,512               16,500              16,718               16,072
                                                       ========            =========            ========            =========

Loss per basic and diluted share.............           $ (0.08)             $ (1.90)            $ (0.51)             $ (1.72)
                                                       ========            =========            ========            =========


    Options to purchase 3,161,353 and 1,514,704 shares of common stock were outstanding during the three months ended September 30, 1999 and September 30, 1998, respectively, and 3,485,766 and 1,328,786 shares of common stock were outstanding during the nine months ended September 30 1999 and September 30 1998, respectively, but were not included in the computation of diluted loss per share because either the option's exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

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

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

  On July 16, 1998, the Company acquired all the outstanding shares of Relevance Technologies, Inc., (Relevance), a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Relevance was a development stage software company with approximately 25 employees located in San Francisco, California specializing in the development of content mining technology for unstructured information. The acquisition of Relevance represents a new market opportunity for Documentum to develop additional applications for the sharing and applying of both corporate and Internet based knowledge. As of June 30, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million. The company recorded $34.6 million as a charge related to the write-off of purchased in process research and development.

 Related Party Transactions

  The Company has distribution agreements with Xerox and its affiliated entities, which provide Xerox, or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. For the three and nine months ended September 30, 1999 and 1998, the Company recognized license revenue from Xerox and its affiliated entities in the amount of $118,000, $755,000, $855,000 and $7,539,000, respectively. As of September 30, 1999 and December 31, 1998, the Company had accounts receivable due from Xerox and its affiliated entities in the amounts of $676,000 and $2,485,000, respectively. As of December 31, 1998, Xerox owned approximately 10% of the Company's outstanding common shares; however, on September 29, 1999 Xerox sold a majority of its holdings and on October 6, 1999 Xerox completely divested all of their remaining holdings in the Company.

 Debt

  In July 1999, the Company entered into a capital lease agreement, under a sale-leaseback arrangement, for the rental of computer equipment in the amount of $292,000. The lease agreement requires quarterly principle and interest payments in the amount of $37,230. This lease has an interest rate of 1.66% and a maturity date of July 2001. As of September 30, 1999, the Company has not made any payments related to this capital lease and has recorded current and long-term portions of debt in the amounts of $145,000 and $147,000, respectively.

 Line of Credit

  In June 1999, the Company terminated its existing line of credit. There were no borrowings outstanding at the time of termination. In August 1999, the Company entered into an unsecured revolving line of credit agreement with a new bank. The agreement allows for borrowings of up to $20 million bearing interest at the Company's option of: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the agreement. The Company did not have any borrowings outstanding under this line of credit as of September 30, 1999.

  Stock Repurchase

  On April 15, 1999 the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. During the second and third quarters of 1999, the Company repurchased and retired 395,000 and 301,300 shares of common stock, respectively, for approximately $5.6 million and $4.5 million, respectively.

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

Results of Operations

  The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                      ------------------          -----------------
                                                                      1999          1998          1999         1998
                                                                       ----         ----          ----         ----
Revenue:
   License.................................................            57.7%         63.6%        53.5%          65.6%
   Service.................................................            42.3%         36.4%        46.5%          34.4%
                                                                      -----         -----        -----          -----
    Total revenue..........................................           100.0%        100.0%       100.0%         100.0%
                                                                      -----         -----        -----          -----
Cost of revenue:
   License.................................................             3.9%          2.8%         4.4%           3.3%
   Service.................................................            23.0%         21.5%        26.8%          20.9%
                                                                      -----         -----        -----          -----
    Total cost of revenue..................................            26.9%         24.3%        31.2%          24.2%
                                                                      -----         -----        -----          -----

Gross profit...............................................            73.1%         75.7%        68.8%          75.8%
                                                                      -----         -----        -----          -----

Operating expenses:
   Sales and marketing.....................................            46.7%         40.8%        49.5%          41.5%
   Research and development................................            18.4%         15.9%        21.6%          14.6%
   General and administrative..............................            16.6%          7.8%        16.0%           8.4%
   Acquisition and related costs...........................             0.0%          0.0%         0.0%           2.5%
   Purchased in-process research and development...........             0.0%        102.2%         0.0%          39.6%
                                                                      -----         -----        -----          -----
    Total operating expenses...............................            81.7%        166.7%        87.1%         106.6%
                                                                      -----         -----        -----          -----

Loss from operations.......................................            (8.6%)       (91.0%)      (18.3%)        (30.8%)
                                                                      -----         -----        -----          -----


Interest and other income, net.............................             2.4%          3.3%         3.4%           3.7%
                                                                      -----         -----        -----          -----
Loss before income tax provision (benefit).................            (6.2%)       (87.7%)      (14.9%)        (27.1%)

Provision for (benefit from) income taxes..................            (2.1%)         4.9%        (5.1%)          4.7%
                                                                      =====         =====        =====          =====
Net loss...................................................            (4.1%)       (92.6%)       (9.8%)        (31.8%)
                                                                      =====         =====        =====          =====

As a Percentage of Related Revenue:

Cost of license revenue....................................             6.8%          4.4%         8.3%           5.0%
Cost of service revenue....................................            54.4%         59.0%        57.6%          60.8%


Revenue

  The Company's revenue is derived from the sale of perpetual licenses for its content management and web application software and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements is recognized upon shipment of the product if collection of the resulting receivable is probable. If a vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. During 1998, the Company recognized revenue in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition." In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with

Respect to Certain Transactions." The provisions of SOP 98-9 have been adopted for transactions entered into during the fiscal year beginning January 1, 1999. The adoption of SOP 98-9 did not have a material impact on revenue recognized during the three and nine months ended September 30, 1999.

  License revenue decreased by 10% or $2.1 million for the three months ended September 30, 1999 from $21.6 million for the three months ended September 30, 1998, and decreased 19% or $10.7 million for the nine months ended September 30, 1999 from $57.3 million for the nine months ended September 30, 1998. License revenue was adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. The Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers during the first nine months of 1999. In the three and nine months ended September 30, 1999, the Company recorded three and seven license deals over $1.0 million, respectively. In the corresponding periods of 1998, the Company recorded six and thirteen license deals over $1.0 million, respectively. For the three months ended September 30, 1999 and 1998, the Company had sales to a single customer accounting for $4.5 million and $3.7 million, respectively, or 23% and 17% of total license revenue, respectively. For the three and nine months ended September 30, 1999 and 1998, license revenue from Xerox and certain Xerox affiliates, as systems integrators, accounted for 1%, 4%, 2% and 13% of total license revenue, respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue. Although the Company experienced significant revenue growth from 1992 to 1998, the Company does not believe that license revenue will increase in 1999 nor that historical growth rates are sustainable in the future.

  Service revenue increased by 16% to $14.3 million for the three months ended September 30, 1999 from $12.3 million, for the three months ended September 30, 1998, and increased 34% to $40.4 million for the nine months ended September 30, 1999 from $30.1 million for the nine months ended September 30, 1998, representing 42%, 36%, 47%, and 34% of total revenue in the respective periods. The increase in dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The increase in service revenue as a percent of total revenue was mainly due to a decrease in total license revenue.

  The Company markets its products through its direct sales force and its indirect channel partners. While historically, the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenue from all indirect channel partners comprised 28% and 29% of license revenue for the three months ended September 30, 1999 and 1998, respectively, and 30% and 32% for the nine months ended September 30, 1999 and 1998, respectively. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue is not necessarily meaningful and should not be relied upon as indications of future performance.

  International revenue represented 53% and 24% of license revenue for the three months ended September 30, 1999 and 1998, respectively, and 48% and 30% for the nine months ended September 30, 1999 and 1998, respectively. The increase in international revenue as a percent of license revenue was primarily due to an enterprise wide sale to a single global customer in the amount of $4.5 million in Europe, as well as a decrease in overall license revenue. In addition, sales in Asia continue to grow as a result of growth in the sales force, resulting in increased revenue from Asia as a percentage of total international revenue. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue is not necessarily meaningful and should not be relied upon as indications of future performance.

  Cost of revenue

  Cost of license revenue consists primarily of the royalties paid to third-party vendors, packaging, documentation, production and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenue increased by 40% to $1.3 million for the three months ended September 30, 1999 from $0.9 million for the three months ended September 30, 1998, and increased by 36% to $3.9 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998, representing 7% and 4% of the related license revenue for the three months ended September 30, 1999 and 1998, respectively, and 8% and 5% of the related license revenue for the nine months ended September 30, 1999 and 1998, respectively. The increase in cost of license revenue was related to a shift in the mix of products being sold. The Company currently carries more third party products and is selling a greater number of those products than it had in the same periods in the prior year. Thus, royalty expenses associated with the increase in sales of third party products have increased over the comparable periods in 1998. The Company expects the cost of license revenue to fluctuate in dollar amount as the related license revenue fluctuates.

  Cost of services revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers, and maintenance services, which includes telephone support. Cost of services revenue increased by 7% to $7.8 million for the three months ended September 30, 1999 from $7.3 million for the three months ended September 30, 1998, and increased 27% to $23.3 million for the nine months ended September 30, 1999 from $18.3 million for the nine months ended September 30, 1998, representing 54% and 59% of the related services revenue for the three months ended September 30, 1999 and 1998, respectively, and 58% and 61% of the related service revenue for the nine months ended September 30, 1999 and 1998, respectively. The increase in cost of services revenue in dollar amount was a result of increased personnel-related costs as the Company expanded its consulting, training, and maintenance operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The Company expects the cost of services revenue to increase in dollar amount as the related services revenue increases.

  Operating expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 14% to $15.8 million for the three months ended September 30, 1999 from $13.8 million for the three months ended September 30, 1998 and increased 19% to $43.1 million for the nine months ended September 30, 1999 from $36.2 million for the nine months ended September 30 1998, representing 47% and 41% of total revenue for the three months ended September 30, 1999 and 1998, respectively, and 50% and 42% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. The increase in dollar amount was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and the number of marketing programs over the comparable period of 1998. Additionally, in the third quarter of 1999, costs were incurred in an effort to rebrand the Company. These costs included the design and development of the Company's logo and website. These costs contributed to the increase in costs over the same periods last year. The increase in sales and marketing expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. The Company expects that sales and marketing expense will continue to increase in dollar amount.

  Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 15% to $6.2 million for the three months ended September 30, 1999 from $5.4 for the three months ended September 30, 1998, and increased by 47% to $18.8 million for the nine months ended September 30, 1999 from $12.8 million for the nine months ended September 30, 1998, representing 18% and 16% of total revenue for the three months ended September 30, 1999 and 1998, respectively, and 22% and 15% of total revenue for the nine months ended September 30, 1999, respectively. The increase in dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new products, including Documentum 4i, which was introduced in the second quarter of 1999, and enhancements to existing products. The increase in research and development expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in dollar amount in order to support increased development efforts to both existing products and new products.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 113% to $5.6 million for the three months ended September 30, 1999 from $2.6 million for the three months ended September 30, 1998, and increased by 90% to $13.9 million for the nine months ended September 30, 1999 from $7.4 million for the nine months ended September 30, 1998, representing 17% and 8% of total revenue for the three months ended September 30, 1999 and 1998, respectively, and 16% and 8% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. The increase in dollar amount is primarily due to increased staffing and professional fees necessary to manage and support the Company's growth, as well as consulting costs associated with changes to the Company's information systems. The increase in general and administrative expenses as a percentage of total revenue was primarily due to a decrease in total license revenue. The Company expects general and administrative expenses to increase in dollar amount in order to support the growing needs of the Company.

  Acquisition and related costs. In connection with the 1998 acquisition of WMI, the Company incurred charges of $2.2 million primarily consisting of accounting and legal fees and other transaction related costs. Approximately, $489,000 of the costs incurred in connection with the acquisition is included in accrued liabilities at September 30, 1999.

  Purchased in process research and development. In connection with the 1998 acquisition of Relevance, the Company recorded a $34.6 million write-off related to purchased in process research and development.

 Interest and other income, net

  Interest and other income, net, consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense. Interest and other income, net, decreased $0.3 million for the three and nine months ended September 30, 1999 to $0.8 million and $2.9 million, respectively, from $1.1 million for the three months ended September 30, 1998 and $3.3 million for the nine months ended September 30, 1999. The decrease was related to lower cash and investment balances. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

 Income taxes

  Income tax provision (benefit) for the interim periods are based on estimated annual income tax rates. The Company's effective tax rate is 34%. For the three and nine months ended September 30, 1999, the Company recorded a tax benefit of $0.7 million and $4.4 million, respectively, which it believes is fully recoverable for income tax purposes based on carryback potential against taxes previously paid. The estimated effective tax rate for the three and nine months ended September 30, 1998, excludes the effects of the non-deductible write-off of in-process research and development as a result of the acquisition of Relevance, and the non-deductible items related to the acquisition of WMI.

Liquidity and Capital Resources

  The Company's cash, cash equivalents and short-term investments totaled $78.5 million at September 30, 1999 representing 51% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available-for-sale."

  Net cash provided by operating activities was $2.3 million and $8.0 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, the cash generated by operations was primarily attributable to an increase in accounts payable of $1.9 million, depreciation and amortization of $6.1 million, and deferred revenue of approximately $8.2 million offset by a increase in accounts receivable of $1.8 million and other assets of $0.6 million, a decrease in accrued liabilities of $2.7 million and a net loss of $8.6 million. For the nine months ended September 30, 1998, the cash generated by operations was primarily attributable to net loss of $27.7 million adjusted for noncash charges of $39.2 million, an increase in accounts payable of $2.0 million, accrued liabilities of $5.0 million, and deferred revenue of $4.6 million, offset by the increase in accounts receivable of $6.3 million and other assets of $8.8 million, consisting primarily of $2.5 million for prepaid rent related to a new lease, $2.2 million prepaid third party royalties and $1.0 million in deferred tax assets. For the nine months ended September 30, 1999 and 1998, capital expenditures, net of dispositions, were $18.4 million and $6.6 million, respectively. Capital expenditures for the nine months ended September 30, 1999, were primarily for computer equipment, office furniture and leasehold improvements related to the new office facility described below.

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

  On April 15, 1999 the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. As of September 30, 1999, the Company repurchased and retired 696,300 shares of its common stock for approximately $10.1 million.

  On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility"). The Facility allowed for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate. The Company terminated this line of credit effective in June 1999.

  In August 1999, the Company entered into an unsecured revolving line of credit agreement with a new bank. The agreement allows for borrowings of up to $20 million bearing interest at the Company's option of: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company did not have any borrowings outstanding under this line of credit as of September 30, 1999.

  In July 1999, the Company entered into a capital lease agreement, under a sale-leaseback arrangement, for the rental of computer equipment in the amount of $292,000. The lease agreement requires quarterly principle and interest payments in the amount of $37,230. This lease has an interest rate of 1.66% and a maturity date of July 2001. As of September 30, 1999, the Company has not made any payments related to this capital lease and has recorded current and long-term portions of debt in the amount of $145,000 and $147,000, respectively.

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

  The Company has commenced a comprehensive Year 2000 project to identify the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and in December 1998 established a Year 2000 Program Office to manage the Year 2000 project. The

Year 2000 project consists of three phases: 1) identification of risks,
2) assessment of risks, and if necessary, 3) development, implementation, and testing of remediation and contingency plans. All contingency planning is targeted for completion in November 1999. The Year 2000 project is ongoing, and its phases are not sequential. Instead, as risks are identified, the assessment and remediation plans are begun. The Company is currently performing work in all three phases of the project.

  During 1998, the Company identified two date-processing issues in third-party software that are embedded in its product line. Engineering efforts were made by the Company to address those date-processing issues, and technical fixes were made available. In October of 1998, the Company released the "EDMS 98" suite of core products which included those fixes and which have been verified as Year 2000-compliant according to definitions posted on the Company's Web site. The Company is currently working with its customers who are not utilizing or implementing the EDMS 98 products to identify and remediate any problems associated with the identified date processing issues. In September 1999, the Company identified another issue in this third party software and "patches" were made immediately available to all customers.

  In addition, the Company has recently released its 4i application series and has performed all appropriate Year 2000 testing on those products. The Company will continue to make changes to those products if and when Year 2000 issues are determined.

  The Company has substantially completed its review of internal systems and believes it has identified all mission-critical problems. During 1999, the Company planned to modify or replace any non-compliant software, systems and equipment as part of a comprehensive infrastructure upgrade that coincided with the move of its headquarters facilities to a new location, which was completed on schedule. Further remediation of desktop software is now targeted for completion in November 1999.

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

The Costs to address the Company's Year 2000 Issues

  Although the Company will continue to prioritize resources in product engineering and internal business infrastructure groups to address Year 2000 issues, those resources are allocated within the normal software development and infrastructure and facilities improvement processes of the Company. Therefore, no complete estimate of the expected total cost of this effort can be made at this time. Internally, the Company has budgeted $900,000 in 1999 for incremental Year 2000 remediation to be performed preceding, during and in the months following the move of its headquarters. The costs related to Year 2000 have been immaterial to date.

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

  Possible losses from claims of breach of contract or warranty due to Year 2000 non-compliance of earlier versions of the Company's software cannot be reasonably estimated at this time; previous to the release of EDMS 98, date processing problems were discovered in two (embedded OEM) third-party vendors' software. A program is being initiated to address those problems for customers who cannot, for legitimate business reasons, update to the compliant release, according to definitions posted on the Company's website. In addition, that program will also address custom applications and installations that have been delivered by the Company's consulting services organization.

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

  One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. For example, during the first nine months of fiscal year 1999, the Company's revenue was significantly lower than expected. As a result of the relatively fixed nature of the Company's expenses, the Company experienced a net loss for the period. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition and the market price of our common stock.

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

  Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders as happened in the first nine months of 1999, could have a significant impact on quarterly operating results and revenue. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from six to 12 months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be materially and adversely affected.

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

  Product Concentration. To date, substantially all of our revenue have been attributable to sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect such products and related services to continue to account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations.

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

  Intense Competition. Our products target the emerging market for Web-based and client/server software solutions. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet and OpenText. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. As the Company develops and sells more web-based solutions, companies such as Interwoven, Vignette and Open Market/FutureTense may become competitors in the future. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to more easily offer a single-vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

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

  There are many factors that may increase competition in the market for Web-based and client/server software solutions, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, financial condition and operating results. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

  End-User Customer and Industry Concentration. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. For the three months ended September 30, 1999 and 1998, sales to our five largest customers accounted for 42% and 45% of license revenue, respectively, and 23% and 24% of license revenue for the nine months ended September 30, 1999 and 1998, respectively. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could have a material adverse effect on our business, financial condition and operating results.

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

  We license certain software from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions. This could materially and adversely affect our business, operating results and financial condition.

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

  We have designed and tested the most current versions of our products to be Year 2000 compliant and are currently engaged in a comprehensive Year 2000 project to further identify date-processing risks associated with our information systems, products, operations and infrastructure, suppliers and customers. We have notified all of our customers of Year 2000 related date processing problems associated with older versions of our products and encouraged them to upgrade to a Year 2000 compliant version. As a number of our customers will continue to run product versions that are not Year 2000 compliant, the Company may incur increased expenses and additional liabilities relating to these date-processing issues. Given the unprecedented nature of this problem, we cannot reasonably estimate potential losses from claims of breach of contract or warranty arising from these issues at this time, and we cannot reliably measure the effect that any potential losses will have on our financial condition and operations. In addition, there can be no assurances that the Company's current product versions do not contain undetected errors or defects associated with Year 2000 date-processing issues that may result in additional material costs to the Company.

  In addition, many companies are expending significant resources to correct or "patch" their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those that we offer. The efforts and resources expended to address Year 2000 issues may affect the purchasing patterns of our customers and potential customers. We also believe that many potential customers may defer purchasing Year 2000 compliant products until it is absolutely necessary, accelerate purchasing Year

2000 compliant products, switch to other systems or suppliers, or purchase our products only as an interim solution. If any of the above were to happen, our business, operating results or financial condition could be materially and adversely affected.

  We are currently evaluating our information technology and non-information technology infrastructure for Year 2000 compliance to determine what actions are required to make all internal systems Year 2000 compliant and what actions are needed to mitigate vulnerability to problems related to enterprises with which we interact. We also utilize third-party vendor network equipment, telecommunication products and other products and services, including utilities, that may or may not be Year 2000 compliant. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially and adversely impact our results of operations or adversely affect our relationships with customers, vendors, or others. In addition, there can be no assurance that we will not be affected by Year 2000 disruption in the operation of the enterprises with which we interact. Accordingly, Year 2000 problems could have a material adverse effect upon our business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Risk

  As of September 30, 1999, the Company's investment portfolio includes $45.7 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The Company maintains sufficient cash and cash equivalent balances to typically hold its investments to maturity. The remaining $20.7 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

PART II.   OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
27.1                       Financial Data Schedule



         (b)

               (1) Current report on Form 8-K filed October 1, 1999, relating to the resignation of PricewaterhouseCoopers LLP as independent public accountants for the Company and the announcement of a strategic global alliance formed with PricewaterhouseCoopers LLP.

                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DOCUMENTUM, INC.
                                     (Registrant)



Date: November 12, 1999              By:   /s/ Mark S. Garrett
                                        ----------------------
                                     Mark S. Garrett
                                     Vice President, and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)