Form 10-K
period 1999-12-31
DOCUMENTUM INC
filed 2000-03-30
CIK 930885

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 for the fiscal year ended December 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        Commission file number: 0-27358

                                DOCUMENTUM, INC.
            (exact name of registrant as specified in its charter)


              Delaware                                              95-4261421
  (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
   incorporation or organization)

6801 Koll Center Parkway, Pleasanton, California                     94566-7047
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

                                  Yes X  No__.
                                     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 29, 2000 as reported on the Nasdaq National market, was approximately $1,186,562,849. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 17,484,032 on February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for Registrant's 2000 Annual Meeting of Stockholders to be held May 25, 2000 are incorporated by reference in
Part III of this Form 10-K.
================================================================================

                                   FORM 10-K

                                     Index

PART I
 Item 1.      Business .......................................................................  Page 3
 Item 2.      Properties .....................................................................  Page 17
 Item 3.      Legal Proceedings ..............................................................  Page 17
 Item 4.      Submission of Matters to a Vote of Security Holders ............................  Page 17

PART II
 Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters .......  Page 18
 Item 6.      Selected Consolidated Financial Data ...........................................  Page 19
 Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations .....................................................................  Page 20
 Item 8.      Consolidated Financial Statements and Supplementary Data .......................  Page 26
 Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure .....................................................................  Page 26

PART III
 Item 10.     Directors and Executive Officers of the Registrant .............................  Page 27
 Item 11.     Executive Compensation .........................................................  Page 27
 Item 12.     Security Ownership of Certain Beneficial Owners and Management .................  Page 27
 Item 13.     Certain Relationships and Related Transactions .................................  Page 27

PART IV
 Item 14.     Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and
              Reports on Form 8-K ...........................................................   Page 28

SIGNATURES....................................................................................  Page 29

                                     PART I

ITEM 1. BUSINESS

General

Documentum, Inc. ("Documentum" or the "Company") develops, markets and supports an open, scalable, standards-based content management platform and application suite for managing the content organizations rely on for global operations and to bring their businesses online. Documentum's Internet-scale content management solutions facilitate e-business connections with customers, business partners and employees. These solutions enable customers to create, deliver, manage and personalize all content from contributors within and outside the enterprise, for key business process, in a targeted manner. Documentum's highly adaptable collaboration and content management solutions facilitate rapid deployment of robust e-business applications with the reliability, scalability and interoperability required by today's 24x7 Internet economy.

Documentum is leveraging its strong heritage in managing dynamic content for business-critical documents and is extending it to facilitate e-business connections. Since 1993, Documentum has delivered solutions that enable global collaboration and knowledge sharing within an enterprise. These solutions have been largely applied toward accelerating business processes that reduce new product time to market and time to revenue.

Increasingly, Documentum's content management solutions are being used to accelerate and extend companies' online presence, delivering active and trusted content to multiple channels. These solutions enable more than 800 Internet and Global 2000 companies to apply trusted content within and between organizations, driving e-business applications that connect employees, customers and business partners. Content management solutions that facilitate customer and business connections are a logical extension of traditional Documentum solutions targeting employee connections. Documentum content management solutions drive customer connections by delivering active and trusted content on demand to enable 24x7 customer self-service, online commerce and personalized promotions. Online procurement, 24x7 partner self-service, and collaborative innovation and planning are examples of Documentum content management solutions that enable business connections. In all cases, Documentum content management offers the same level of security, scalability, business process integration, and responsiveness required for e-business interactions.

As of December 31, 1999, the Company employed 660 persons, including 228 in sales and marketing, 107 in its consulting and training services organization, 60 in customer support, 161 in research and development and 104 in finance and administration. Of these, 163 are located in Europe, 9 are located in Asia Pacific and the remainder are located in North America.

The Company was incorporated in Delaware in January 1990. The Company's principal executive offices are located at 6801 Koll Center Parkway, Pleasanton, California, 94566. Its telephone number is (925) 600-6800. The Company's home page can be located on the World Wide Web at http://www.documentum.com. As used in this document, the "Company" and "Documentum" refer to Documentum, Inc. and its subsidiaries.

Documentum(R), Documentum 4i(TM), Documentum e-Content Server(TM), Documentum Desktop Client(TM), Documentum Intranet Client(TM), Documentum Web Publisher(TM), Documentum Content Personalization Services(TM), Documentum RightSite(R), Documentum Administrator(TM), Documentum Developer Studio(TM), Documentum Content Authentication Services(TM), Documentum Site Delivery Services(TM), Documentum WebCache(TM), Documentum e-Deploy(TM), Documentum e-Connectors(TM), Documentum e-Connector for SAP(TM), Documentum e-Connector for Notes Mail(TM), Documentum e-Connector for CAD(TM), Documentum Commerce Server Integrators(TM), Documentum Application Server Integrators(TM), Documentum iTeam(TM), Documentum DocControl Manager(TM), Documentum Corrective Action Manager(TM), Documentum Dynamic Content Assembly(TM), GMPharma(TM), Documentum DocInput(TM), Documentum DocViewer(TM), Documentum DocLoader(TM), AutoRender(TM), Documentum Reporting Gateway(TM), Documentum Print Services Manager(TM), Documentum immedia(TM), Docbase(TM), and Docbroker(TM) are trademarks of Documentum, Inc. All other trademarks or service marks appearing in this document are the property of their respective holders.

Industry Background

A connected global economy is unleashing substantial e-business potential. Electronic storefronts, business exchanges, collaborative design and development, and online customer service represent new opportunities to engage customers, forge partnerships, foster business relationships and expand markets. Whether the objective is to drive global interactions or on-line transactions, content is the cornerstone of e-business.

The ability to create, manage, personalize and publish dynamic content on demand is vital to e-business connections. Content motivates on-line buying decisions and extends market reach. It lets knowledge workers collaborate on product research, design, manufacturing and marketing regardless of their location or business affiliation, decreasing time to market. Content makes possible self-service customer support over the Web. It is indispensable to the contracts, invoices and requests for proposals that result from effective negotiations.

Applying content for e-business is a big leap from first-generation Web sites that published primarily static information. The content management requirements for a static site differ significantly from the content management requirements for an e-commerce or e-business site that offer sophisticated transactional and interactional capabilities. In these latter examples, outdated content is unacceptable. Outdated content can discourage online purchases and cause e-commerce customers to take their business elsewhere. Furthermore, it can increase call center activity and the costs of e-business. Publishing inaccurate information has other consequences: loss of credibility and threats of lawsuits.

According to a Forrester Research study on Web site content management, nearly three-quarters of respondents cited either a lack of resources or keeping content up-to-date as the biggest challenges in managing content. The requirements for personalization significantly add to the complexity of content management. Through personalization, the corporate Web site becomes a conglomeration of many small, tailored sites. Without an infrastructure that supports dynamic content assembly and delivery, organizations must create Web pages manually. Before long, that process becomes unmanageable.

Other obstacles to effective content management result from the inability to integrate with complementary enterprise systems, application servers, and commerce servers. Add to that the need for publishing to multiple channels such as corporate, partner and affiliate Web sites as well as in print, and to fax, e-mail, cellular phones and PDA devices. Without a content management solution that can provide best-of-breed integrations, manage the overwhelming volume of content, and publish content anywhere, organizations cannot effectively leverage electronic interactions with employees, customers and business partners to exploit e-business opportunities.

Documentum's Solution

Documentum is taking advantage of this market opportunity with content management solutions that help Internet companies and established brick-and-mortar organizations manage the incredible amount of dynamic content needed to fuel their e-business connections with customers, business partners and employees. These solutions automate the essential functional requirements of content management: content contribution, collaboration, content personalization, site management and content delivery. By integrating with desktop systems, enterprise systems, e-commerce and Web application servers, and XML/HTML tools, Documentum content management solutions serve as a technology component of an Internet-scalable e-business infrastructure.

Today, more than 800 customers have deployed Documentum solutions that may be used to power e-business applications for driving business, customer and employee connections. A key enabling technology is Documentum 4i, a leading content management engine that automates the processes for creating, delivering, managing and personalizing all content from contributors within and outside the enterprise, for key business processes, in a targeted manner.

Documentum 4i helps to ensure that content applied for e-business is live, trusted, smart and available in any format. It facilitates content creation among collaborative teams and speeds deployment by integrating with complementary system components of the "content supply chain." This contributes to increased efficiency and predictability, improved accuracy, and repeatable best practices. In addition, Documentum 4i can automate business processes that drive the creation, management, approval, distribution, and archival of content, whether for delivery to a Web site or for internal use. This can involve partners, customers, employees, or other members of a virtual community.

Smart content personalization is another valuable feature of Documentum 4i that tailors content delivery across multiple media. With Documentum 4i, content can be pulled directly from its centralized content repository, dynamically assembled and tailored to the interests and preferences of specific users. Content delivery can be to the Web, or to a cellular phone, pager, fax machine, printer, CD or PDA device.

Enterprise integration is key to fast, effective deployment. Through the Documentum Open Content Architecture (OCA), Documentum 4i integrates with the core components of a global computing infrastructure. This includes integration with commerce platforms such as IBM and Microsoft, enterprise systems such as PeopleSoft and SAP that drive back office business processes, target marketing tools and Web Application Servers from companies such as BEA Systems, BroadVision, and Art Technology Group (ATG), and authoring tools such as FrontPage, DreamWeaver and Microsoft Office. Documentum 4i also supports industry-standard development environments, techniques, languages and directories such as Microsoft Interdev, JSP, ASP, JavaScript, Java, COM, Enterprise Java Beans and LDAP.

Documentum content management solutions include a family of e-business applications built on top of Documentum 4i. These applications incorporate essential components that are absent from first-generation e-business applications for static sites. They include a scalable content repository that secures, versions and manages an unlimited volume of e-business content, and domain expertise codified into the applications to meet specific challenges of dynamic e-business sites. These might be to speed the way organizations conceive and develop new products, inform channels, build partnerships, generate revenues or respond to customers. These elements enable e-business applications that are easy to maintain and administer.

Documentum Products

Documentum 4i. Documentum 4i is an Internet-scale content management platform offering automated services that support content creation, management, staging and delivery. At the heart of Documentum 4i is the e-Content Server, which implements the Documentum content repository and a rich set of content contribution, workflow, process automation services, and lifecycle automation services for controlling and managing content and processes throughout and between distributed enterprises. Documentum 4i Desktop and Intranet clients help users access and view trusted content stored in one or more Documentum content repositories from their desktops or a Web browser.

Documentum EDMS 98. Documentum EDMS 98 is an enterprise application platform for automating the end-to-end lifecycle of business-critical documents. It consists of powerful Web application servers, a family of Intranet clients, and development tools, all of which create a distributed application architecture for the rapid development and deployment of global applications. With EDMS 98, global organizations can capture, access, and reuse information from any source in the enterprise to improve operational efficiency and time-to-market, and meet regulatory compliance standards. EDMS also supports integrations with popular desktop and enterprise applications such as Microsoft Office, SAP R/3, PeopleSoft, Lotus Notes, AutoCAD and MicroStation.

Documentum Developer Studio. Developer Studio is a rapid application development environment and is an integrated development environment within Documentum 4i. Developer Studio enables developers to rapidly create and package together the elements that comprise e-business applications, enabling fast deployment of content management solutions that solve specific business problems. Industry-standard tools and technologies--including Java, VJ++ and Visual InterDev, as well as ASP and JSP development tool sare leveraged to offer an entirely graphical environment for creating, reusing, and assembling components to speed development of e-business applications. The Desktop Client is extensible and customizable with the Documentum Developer Studio.

Documentum Administrator. Documentum Administrator is a powerful Web administration tool designed to remove the complexity of deploying and maintaining distributed content across multiple internal and external sites. Because it supports standard Web browsers, Documentum Administrator provides a universal point of access from any desktop platform for managing and administering all repositories, servers, users, and groups regardless of their location across a virtual enterprise. By automating administrative tasks, Documentum Administrator helps ensure enterprise-wide integrity of business-critical content while lowering the cost of owning and maintaining e-business applications.

AutoRender. AutoRender transforms common desktop application files into PDF for broad-based distribution. PDF versions of content are stored as "renditions" of the original document, both of which are managed as a single object for simplicity and consistency. AutoRender is a Windows-based system that is attached to the e-Content Server for the conversion of documents and uses Adobe's Distiller for best viewing fidelity.

Documentum DocLoader. Documentum DocLoader allows the rapid and controlled bulkloading of any kind of documents from legacy and external sources into Documentum EDMS 98 and Documentum 4i. By providing instant access to the content that drives your key business processes, DocLoader ensures faster ROI from a Documentum deployment.

Documentum DocViewer. Documentum DocViewer enables access to different types of images, such as TIFF and PDF. Using the DocViewer, users can view and annotate TIFF and PDF files using either a client server connection to the e-Content Server or via a Web client. DocViewer supports Windows 95, 98 and NT platforms.

Documentum DocInput. Documentum DocInput enables users to easily capture paper documents into the Documentum content repository. In addition to simple scanning, the product includes a wizard for creating capture processes to easily automate the capture rules that apply to different types of content. The wizard prompts the user through a series of questions that define how a specific type of document is to be captured. The wizard also lets the user define the index or attribute information that will be collected during the capture.

Documentum e-Business Applications

The Company offers a range of e-business applications that build upon the Documentum 4i content management platform to facilitate global connections among organizations and their business partners, customers and employees. Documentum e-business applications fall into the following categories:

 . Quality Management. The iQuality Application Series consists of a series of e-business applications for enabling the employee connections for speeding new product design, development, marketing, sales and support. These applications include: Documentum DocControl Manager for enabling the sharing and management of global content to meet quality objectives and achieve compliance, specifically focusing on Good Manufacturing Practices (GMP) and 21CFR11 compliance; Documentum Corrective Action Manager, to enable corrective action reporting over the Web; and Documentum Content Authentication Services to meet the audit trail and electronic signature requirements of regulated industries. Together, these applications form a tightly integrated solution set especially well suited for meeting stringent ISO quality and GMP requirements.

 . Project/Team Management. Documentum iTeam provides a project portal for global business collaboration that compresses project timelines and enables reuse of valuable business know-how and best practices. With iTeam, global organizations can rapidly assemble distributed project teams and synchronize the delivery of relevant content for improved decision-making and project execution.

 . Dynamic Content Assembly. Documentum Dynamic Content Assembler (DCA) automates the routine, labor-intensive tasks of creating and publishing content. It lets organizations securely manage their content and personalize it for delivery to the Web and, through the Documentum Open Content Architecture (OCA), to a printer, CD, fax, e-mail, cellular phone, or PDA device.


Integrations to Enterprise and Desktop Applications. In addition to its content management platform and e-business applications, the Company offers a number of integrations with major business applications and server technologies. These integrations enable customers to extend their existing enterprise applications with Documentum functionality and provide knowledge workers with access to business-critical content from within their familiar applications. The Company's product integrations include:

Documentum e-Connector for SAP. Documentum e-Connector for SAP is an integrated suite of products that enhances SAP with robust content management capabilities. The Documentum 4i platform automates business processes to control, share, manage and reuse valuable corporate content. DocLink for SAP provides additional services that integrate this content and SAP-generated content with SAP processes in a paperless, distributed, electronic environment. With DocLink for SAP, both SAP and non-SAP users can access information such as vendor contracts, invoices, standard operating procedures, material safety data sheets, engineering drawings, specifications and related content directly from their desktops, eliminating the personnel time and costs of searching for, filing and storing this content.

Documentum e-Connector for Notes Mail. Documentum e-Connector Notes Mail is an integration between the Lotus Notes Mail client and the Documentum server that supports participation in content review cycles, and the archiving of e-mail, without a Documentum client. This real-time "external client to Documentum server" integration is a substantial change from Documentum's traditional proprietary client approach. With e-Connector for Notes Mail, customers have the ability to expand usage of content management across the enterprise while avoiding much of the maintenance and training costs associated with the deployment of an additional desktop client. In the application hosting market, this product allows Notes-based customers to add document management to their current infrastructure without any content management infrastructure investment and a very minimal setup time.

Documentum e-Connector for CAD Product Suite. Documentum e-Connector for CAD is a suite of products for managing and accelerating the creation, access, approval, and release of CAD drawings. e-Connector for CAD tightly integrates the AutoCAD and MicroStation CAD systems with Documentum's content management platform for a comprehensive CAD management solution. CADLink enables true engineering drawing lifecycle management, integrating the design workshop with the many enterprise users who require access to the critical information held in CAD drawings.

Documentum e-Commerce Server Integrators and Documentum Web Application Server Integrators. These products integrate the Documentum 4i content management platform with popular e-commerce platforms and Web application servers.

Documentum/PeopleSoft Integration. Documentum and PeopleSoft have teamed to provide an integration of Documentum with PeopleSoft Manufacturing. The Documentum/PeopleSoft integration links engineering, manufacturing, and downstream functions into a single system for managing product information, documents and data seamlessly across the enterprise.

Documentum also offers a joint pharmaceutical industry solution with PricewaterhouseCoopers (PwC) called GMPharma(TM) aimed at streamlining regulatory compliance processes in the pharmaceutical industry. Co-developed and co-marketed by Documentum and PwC, GMPharma brings together the deep domain expertise of Documentum for scalable enterprise content management solutions and PwC's consulting expertise in managing complex, global EDM deployments for pharmaceutical companies.

Consulting and Support Services

Turning content management applications into reality must involve a strategic methodology. Global organizations lacking the expertise for developing this methodology can turn to Documentum Worldwide Consulting Services. Documentum Consulting understands the requirements for defining this vision and strategy, and offers architectural design and best-in-class implementation strategies to power enterprise e-business initiatives. These initiatives enable e-business connections within and between global organizations, with time-to-deployment as a primary objective.

Documentum Consulting is strategically positioned to take a leadership role in the design and delivery of best-practice services that address customers' global e-business initiatives. These services encompass the application of unique product expertise to the support of market requirements including:

 .  Solution architecture for global Web content management and other platform initiatives
 . Implementation best practices for Documentum e-business application products . Support of system integrator and technology partners in the design and delivery of industry solutions and best-of-breed integrations
 .  Design and deployment of custom solutions that address unique business or industry requirements for process and content management functionality
 . Superior support for platform technology management functions including administration, performance and capacity planning, high-availability design, and deployment strategies

The Company also offers a range of worldwide customer support and education services through its Customer Support Services organization. Documentum currently operates four Technical Support Centers in geographic locations that provide local support in all major time zones and, for those customers who need 24x7 support, a follow-the-sun support model. These support centers are located in California, the United Kingdom, Germany, and Australia. Each center offers different levels of hotline technical support, remote dial-in services for problem identification and access to maintenance and patch releases for supported and purchased products. Documentum Education offers a curriculum of courses on Documentum products for End Users, Application Developers and System Administrators. Courses are available at the Company's training centers in Pleasanton, Chicago, Philadelphia, London, Munich, and Paris, and can also be delivered at a customer's site.

Strategy

The Company's objective is to become the leading provider of content management solutions. Our strategy is to provide superior products and related services to accelerate e-business initiatives within Global 2000 and Internet companies. To achieve this objective, we have adopted the following strategies:

Maintain Leadership in the Content Management Market. The Company's industry-leading solutions for e-business applications enable enterprises to accelerate their online presence. These solutions enable customers to create, deliver, and personalize content of all formats - from internal and external contributors, for business processes that extend beyond the enterprise, to multiple delivery channels (print, Web, and PDA) and across an extensive network of affiliate and partner sites. These customers are applying trusted content within and between their organizations for online commerce and personalized promotions, 24x7 customer and partner self-service, online exchanges, electronic procurement, collaborative planning and innovation and related e-business applications. With our flagship product Documentum 4i, we offer a platform for businesses of any size to achieve a competitive online presence. We intend to enhance our technology leadership position through continued innovation on our Documentum 4i content management platform and e-business applications suite to enable an end-to-end content supply chain within and between organizations.

Expand Channel Reach and Effectiveness. We expand our channel reach by strengthening our network of sales and strategic e-business and technology partners. The Company has accelerated the development, introduction and acceptance of Documentum solutions through select systems integrators, Internet professional services providers, e-commerce technology partners, and resellers. These e-business partners serve as extensions of the sales force and development staff, enabling the Company to achieve high growth rates without incurring additional overhead and infrastructure expenses. They bring valuable technical and domain expertise and established business relationships with companies seeking to bring their businesses online. By reorganizing our sales and consulting into a single field organization and assembling teams of e-business experts to help reduce sales cycles in e-business engagements, we are accelerating the deployment of content management solutions.

Become the Preferred Supplier of Content Management Solutions for ASPs. We license our software to Application Service Providers, or ASPs, for companies that want a third party to host their e-business software solutions or services. ASPs offer customers the benefits of access to business software without the need to build and maintain the hardware and network infrastructure or hire and retain personnel to support it. Documentum intends to pursue new business opportunities with the mid-tier market through this ASP channel. Documentum has established the ASPire program to attract and retain leading ASPs, offering access to Documentum technology, marketing and sales resources and the technical assistance necessary to deploy Documentum-based technology solutions. Through the Company's ASPire program, customers "rent" access to Documentum content management technology to meet their business computing needs.

Expanding Global Presence. We combine extensive operations in North America, Europe and Asia with a worldwide network of partners to provide dedicated service to businesses worldwide. The Company will build upon its successful international business performance by growing its sales, consulting and technical support operations around the world. We intend to leverage this global presence to capitalize on the rapid worldwide growth of the electronic commerce and e-business market. In 1999, the Company formed global account teams to better manage large global business opportunities, and opened a new support center in Australia to serve the Asia-Pacific region.

Raise Broad Awareness and Leverage Deep Vertical Presence. The Company intends to invest in branding and awareness building efforts to drive greater mind share of Documentum as the leading provider of content management solutions that power today's e-business. At the same time, we will extend our established vertical presence to cultivate and drive emerging e-business opportunities. We will also invest in establishing thought leadership focused on demonstrating how our solutions are critical for new and emerging business models.

Customers

With 240 new customers in 1999, Documentum set a new record for adding new customers in a single year. Over 800 Global 2000 organizations and Internet companies now rely on Documentum solutions to manage dynamic content within and between their organizations. These customers include: Administaff, AG Edwards, AT&T, Bayer AG, BMC Software, BMW AG, BP Amoco, Brodia, Charles Schwab, Chevron, Delta Airlines, Dow Chemical, Entergy, Ford Motor Company, Linklaters, Monsanto, Nortel Networks, Origin, PeopleSoft, Pfizer, Rhone-Poulenc Rorer, Scudder, Telstra, United Airlines, Volkswagen AG, and Wellington Management.

Sales and Marketing

The Company sells its products through its own direct sales force as well as complementary indirect channels primarily consisting of key systems integrators, distributors, and technical partners. Sales teams are organized around the Company's key vertical markets of high tech, process (pharmaceutical and chemical), financial services, telecommunications and automotive. The Company targets global customers in its key vertical markets. The Company currently has 14 sales offices in the United States, three sales offices in Europe, sales offices in Japan, Korea and Australia, as well as distributors in Europe, the Middle East, Asia-Pacific and South Africa.

The Company's field sales force conducts multiple presentations and demonstrations of the content management solutions to management and users at the customer site as part of the direct sales effort. One of the Company's objectives is to reduce customers' product development time and increase operational efficiency by designing Web applications for particular business-critical processes. Traditional sales cycles generally last from six to 12 months, but are much shorter when delivering Web-based solutions. The direct sales force is responsible for local partner support, joint sales efforts and management of multiple channels. See "Risk Factors--Lengthy Sales and Implementation Cycles."

The sales staff is currently based at the Company's corporate headquarters in Pleasanton, California and at field sales offices in the U.S. metropolitan areas of Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, New York, Philadelphia, San Francisco, and Washington, D.C., and abroad in London, Munich, Paris, Tokyo, Seoul, and Melbourne. To support its sales force, the Company conducts comprehensive marketing programs, which include public relations, telemarketing, seminars, trade shows, education and user group conferences.

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

The Company expects to continue to enhance its existing products, develop new products and augment its product and technology base through acquisitions. For the years ended December 31 1999, 1998 and 1997, research and development expenses were $25.8 million, $18.2 million, and $11.0 million respectively. Historically, the Company has expensed its software development costs as incurred.

With future releases of Documentum 4i, Documentum will extend the functionality to offer robust new capabilities for content management. These include enhanced publishing and delivery services that will scale content to Internet levels and provide one-to-one delivery. Other new features will include enhanced XML management services and business-to-business engagement services. XML services will address the next generation of content interchange. Business-to-business engagement services will extend engagements beyond a single session and delivery to different media. A new set of content management application services will allow site developers to construct content and site management applications from standard components.

In addition, Documentum is committed to developing a family of e-business applications on top of the Documentum 4i platform targeting specific customer requirements for making e-business connections with customers, business partners and employees. The focus will be on developing solutions for managing content vital to emerging e-business exchanges, virtual communities, and build-to-order business collaboration. These applications will leverage Documentum's strengths in content management, dynamic content assembly and delivery, workflow technology and collaboration to create a "dynamic supply Web" that accelerates the delivery of vital e-business content anytime, anywhere, to any device.

Industry Standards

Documentum is committed to providing an open, standards-based content management platform and family of e-business applications targeted to customers' unique e-business requirements. The Company is active in numerous standards efforts for the Web, including the Web Distributed Authoring and Versioning (WebDAV) standard and Extensible Markup Language (XML), and the Company's products ensure interoperability with critical Web standards such as HTTP and HTML.

Documentum is the repository of choice for customers using XML or its parent language SGML. Many of our most sophisticated customers use their content repository today for this purpose, and search XML zones there to find the right content at the right time. Throughout 2000, Documentum expects to continue to expand its support for emerging XML business applications. XML will allow businesses to transfer content seamlessly with other businesses, enabling efficient business-to-business operations across the Internet and multiple proprietary secure networks, and in all facets of e-business.

The Company has enhanced the architecture of its open, extensible server to support industry-standard platforms, applications, multi-channel services (i.e., pagers, cellular phones and handheld devices) and networks including the Web. For example, the Company is actively involved in the Wireless Access Protocol
(WAP) standard. Other industry-leading technologies that Documentum is actively supporting include LDAP, OLE DB, COM/DCOM, Java, ASP, JSP, and J2EE. As Internet standards emerge and tools to support those standards evolve, Documentum will continue to take a leadership position in support of those standards. Documentum has also provided support for other information delivery vehicles such as SAP, Lotus Notes, CAD systems, and PeopleSoft.

As a result of its enterprise document management heritage, Documentum has participated in the leading organization that has taken the initiative to define standards specifically for the document management arena, the Open Document Management API (ODMA). Documentum has also participated in the Document Management Alliance (DMA), which has published a specification for broader interoperability and connectivity between heterogeneous document management services, repositories and applications. In addition, the Company is participating in the Workflow Management Coalition (WfMC), which has established widely accepted workflow standards. Documentum's workflow solutions are fully compliant with the WfMC standard.

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

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. For example, during the first nine months of fiscal year 1999, the Company's revenue was significantly lower than expected. As a result of the relatively fixed nature of the Company's expenses, the Company experienced a net loss for that period. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially harm our business, financial condition and the market price of our common stock.

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

Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders, could have a significant impact on quarterly operating results and revenue. During the first half of 1999 we had a number of customers delays orders, resulting in revenue below our expectations. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from six to 12 months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be materially harmed.

As a result of the foregoing and other factors, operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful in terms of their relation to future performance. You should not rely upon these comparisons as indications of future performance. Furthermore, it is likely that our future quarterly operating results from time to time will not meet the expectations of public market analysts or investors, in which case there would likely be a drop in the price of our common stock.

Lengthy Sales and Implementation Cycles. In general, the timing of the sales and implementation of our products is lengthy and not predictable with any degree of certainty. You should not rely on prior sales and implementation cycles as an indication of future cycles.

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally requires us to engage in a lengthy sales cycle (generally between six and 12 months) to provide a significant level of education to prospective customers regarding the use and benefits of our products. Additionally, the size and complexity of any particular transaction can also cause delays in the sales cycle. The implementation of our products can involve a significant commitment of resources by customers over an extended period of time and is commonly associated with substantial reengineering efforts by the customer. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. A delay in the sale or customer implementation of even a limited number of license transactions could harm our business, financial condition and operations and cause our operating results to vary significantly from quarter to quarter.

Product Concentration. To date, substantially all of our revenue has been attributable to sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect such products and related services to continue to account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, harm our business, financial condition and results of operations.

New Versions, New Products and Rapid Technological Change. The content management software and services market in which we compete is characterized by
(1) rapid technological change, (2) frequent introduction of new products and enhancements, (3) changing customer needs, and (4) evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of our products are difficult to estimate. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. Our future success also depends in part on our abilities to execute on our strategy of developing web content management and business-to-business solutions and to maintain and enhance relations with technology partners, including RDBMS vendors, in order to provide our customers with integrated product solutions.

We may not be successful in maintaining and enhancing the aforementioned relationships or in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If we fail to successfully maintain or enhance relationships with our technology partners or to execute on our integrated product solution strategy, or if release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be harmed. We have in the past experienced delays in the release dates of enhancements to our products. While the delays we have experienced to date have been minor (not exceeding six months), there can be no assurance that we will not experience significant future delays in product introduction.

Dependence on Emerging Markets. The market for content management software and services is intensely competitive, highly fragmented and rapidly changing. Our future financial performance will depend primarily on the continued growth of the market for content management software and services and the adoption of our products by organizations in this market. If the content management software and services market fails to grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be harmed.

Intense Competition. Our products target the emerging market for Web-based and client/server software solutions. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, Interwoven and Vignette. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to more easily offer a single-vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

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

There are many factors that may increase competition in the market for Web-based and client/server software solutions, including (1) entry of new competitors,
(2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could harm our business, financial condition and operating results. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be harmed.

End-User Customer and Industry Concentration. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. For 1999, 1998, and 1997 sales to our five largest customers accounted for 19%, 17% and 25% of license revenue, respectively. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could harm our business, financial condition and operating results.

Reliance on Certain Relationships. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. Our failure to maintain these relationships, or to establish new relationships in the future, could harm our business, financial condition and results of operations.

Dependence on Key Personnel. Our future performance depends in significant part on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement with us. The loss of services of one or more of our executive officers or key technical personnel could harm our business, operating results and financial condition.

Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.

International Operations. Our revenue is primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. The Company has offices in London, Paris, Munich, Tokyo, Melbourne and Seoul. The Company operates its international technical support operations in the London, Munich and Melbourne offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be harmed.

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

Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time-consuming to defend, (2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays, and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may harm our business, operating results and financial condition.

We license certain software from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions. This could harm our business, operating results and financial condition.

Product Liability. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. A successful product liability claim brought against us could harm our business, financial condition and results of operations.

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

Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, diversion of development resources, the payment of monetary damages or increased service or warranty costs, any of which could harm our business, operating results and financial condition.

Risks Associated with Acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, the Company acquired WMI in January 1998 and Relevance Technologies in July 1998. Such acquisitions will, and any future acquisitions or investments would, expose us to the risks commonly encountered in acquisitions of businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and the potential disruption of our ongoing business. Additionally, such acquisitions may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may harm our business and financial results.

Possible Volatility of Stock Price. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

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

Executive Officers

As of March 1, 2000, the executive officers of the Company and their ages are as follows:


NAME                       AGE                                      POSITION
---------------------  ------------  ----------------------------------------------------------------------
Jeffrey A. Miller           50       President, Chief Executive Officer and Director
Russell A. Harris           44       Executive Vice President, Worldwide Field Operations
Thomas P. Heydler           43       Vice President and General Manager, eBusiness Applications
Howard I. Shao              43       Executive Vice President, Founder and Chief Technology Officer
David DeWalt                36       Executive Vice President and General Manager, eBusiness Operations
Kathleen M. Crusco          35       Acting Chief Financial Officer

Jeffrey A. Miller has served as the Company's President, Chief Executive Officer and member of the Board of Directors since July 1993. From April 1991 to March 1993, Mr. Miller was a division president at Cadence Design Systems, Inc., a supplier of electronic design automation software. From February 1983 to April 1991, Mr. Miller was Vice President and General Manager and Vice President of Marketing of Adaptec, Inc., a supplier of computer input/output controllers. From 1976 to 1983, Mr. Miller held various positions at Intel Corporation, a manufacturer of semiconductor components. Mr. Miller received his M.B.A. and B.S. in Electrical Engineering and Computer Science from the University of Santa Clara.

Russell A. Harris joined the Company as Vice President of Worldwide Sales in July 1999. In November 1999, Mr. Harris was promoted to the position of Executive Vice President Field Operations in charge of Worldwide Sales and Consulting Organizations. Prior to joining the Company, Mr. Harris held a number of different sales management positions at Electronic Data Systems ("EDS"), a consulting services company, including Sales Vice President of its Hi-Tech Business Unit from 1990 to 1999. Prior to that, Mr. Harris held positions at Cummins Engine Co. and Miles Laboratories managing data center operations and systems development projects, programming and system analysis. Mr. Harris holds a B.S. in Accounting from Indiana University.

Thomas Heydler is General Manager and Vice President, responsible for overseeing Documentum's eBusiness application group and overall business-to-business E-business initiative. Prior to this role he was responsible for overseeing Documentum's global market industry development. From 1996 to 1998, Mr. Heydler was Vice President and General Manager of Documentum Europe/Asia/Middle East. From 1992 to 1996, Mr. Heydler was President and general manager of Cadence Design Systems, Europe. Mr. Heydler held several management positions in his seven years with Siemens AG, Munich. Mr. Heydler has a BS in Electrical Engineering from Technical University of Munich.

David DeWalt joined Documentum in August 1999 as Executive Vice President and General Manager, eBusiness Unit. From August 1997 to December 1998 Mr. DeWalt was founding principal and vice president of Eventus Software, a web content software company, where he was responsible for sales and marketing, consulting services and support, product management and business development. Following Eventus' 1998 acquisition by Segue Software, Mr. DeWalt served as vice president, North American sales for Segue. From July 1995 to July 1997 Mr. DeWalt held the position of vice president of sales and marketing at Quest Software. Mr. DeWalt also held various positions in sales management at Oracle Corporation from August 1989 to July 1995. Mr. DeWalt holds a Computer Science and Electrical Engineering Degree from the University of Delaware and conducted graduate work in Finance at the University of California, Berkeley.

Howard I. Shao, a founder of the Company, has served as Chief Technology Officer since 1999. From 1997 to 1999, Mr. Shao was the Company's Vice President, Product Development. Prior to that, Mr. Shao was the Company's Vice President, Research and Development since June 1990. From 1984 to June 1990, Mr. Shao held a variety of management positions at Ingres Corporation, a relational database company, including Director Product Development. From 1981 to 1984, Mr. Shao was the Department Manager of Database Processor at TTI/Citicorp, a software division of Citicorp. Mr. Shao held various software development and management positions at Transtech International and Digital Equipment Corporation. Mr. Shao received his M.B.A. from Pepperdine University and a B.S. in Computer Science from the Massachusetts Institute of Technology.

Kathleen M. Crusco has served as Acting Chief Financial Officer since November 1999. From April 1999 to November 1999, she served as the Company's Corporate Controller. From July 1997 to April 1999, Ms. Crusco served as Director of Corporate Accounting at Adaptec Inc. From July 1987 to July 1997, she held various positions at Price Waterhouse LLP, a public accounting firm, including Senior Audit Manager from 1995 to 1997. Ms. Crusco holds a B.S. in Accounting from the California State University Chico.

Employees

As of December 31, 1999, the Company employed 660 persons, including 228 in sales and marketing, 107 in its consulting and training services organization, 60 in customer technical support, 161 in research and development and 104 in finance and administration. Of these, 163 are located in Europe, 9 are located in Asia Pacific and the remainder are located in North America. The Company's employees are not represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

As of December 31, 1999 the Company leased all of its facilities and its principal locations are in or near the following cities:


                                                  Lease
        Location             Square Feet     Expiration Date             Principal Activities
---------------------------  -----------  ---------------------  ------------------------------------

Pleasanton, CA ............      185,000  May, 2005 and March,   Corporate HQ, Development, Sales,
                                          2006                   Marketing, Services and Support

Chicago, IL ...............       10,025  July, 2001             Sales, Marketing, Services and
                                                                 Support

Philadelphia, PA ..........       16,685  July, 2002             Sales, Marketing and Services

Burlington, MA ............        4,089  September, 2004        Sales, Services

Paris, France..............       12,941  February, 2007         Sales, Services

Tokyo, Japan ..............       14,696  August, 2000           Sales, Services

Munich, Germany ............      15,710  March, 2002            Sales, Services, Support

Uxbridge, England ..........      35,520  April, 2013            Sales, Marketing, Services and

The Company's headquarters, which contains the principal administrative, engineering, marketing and sales facilities, total approximately 185,000 square feet in two buildings in Pleasanton, California under two leases which expire in May 2005 and March 2006. In addition, the Company leases offices for sales, marketing and customer service activities in selected locations throughout the U.S., Europe and Asia.

In addition to the original facility located in Pleasanton, California, in January 2000, the Company signed an amendment to one of the existing Pleasanton, California leases for approximately 37,138 square feet of space beginning July 2000, and expiring in March 2006. The Company currently anticipates that its facilities are sufficient to support the Company's projected growth; however, should the Company grow more rapidly than anticipated, the Company could experience difficulty finding adequate space for expansion. Failure to obtain it on reasonably attractive commercial terms may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "DCTM". The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq National Market.

                                                                          High               Low
                                                                    --------------------------------
Fiscal 1998:
        First Quarter                                                   $54.38            $32.74
        Second Quarter                                                   59.63             40.88
        Third Quarter                                                    54.50             34.75
        Fourth Quarter                                                   54.00             16.75

Fiscal 1999:
        First Quarter                                                   $54.13            $14.38
        Second Quarter                                                   19.13              9.38
        Third Quarter                                                    24.50             12.19
        Fourth Quarter                                                   63.50             21.25


The trading price of the Company's Common Stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, announcements of technological innovations, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may decrease the market price of the Company's Common Stock.

As of December 31, 1999, the number of common stockholders of record was 295. The Company believes that the number of beneficial holders of its common stock is in excess of 5,000.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                   Year Ended December 31,
                                                     -----------------------------------------------------------------------------
(in thousands, except per share data)                     1999              1998         1997            1996         1995
                                                     -----------------------------------------------------------------------------
Consolidated Statement of Operations Data:
Revenues:
   Licenses                                               $ 72,007          $ 80,546     $ 54,536         $34,630         $20,377
   Services                                                 55,957            43,283       21,099          10,672           5,079
                                                     -----------------------------------------------------------------------------
       Total revenues                                      127,964           123,829       75,635          45,302          25,456
                                                     -----------------------------------------------------------------------------
Cost of revenues:
   Licenses                                                  5,497             4,179        2,453           1,923           1,188
   Services                                                 32,118            25,684       12,327           6,845           3,324
                                                     -----------------------------------------------------------------------------
       Total cost of revenues                               37,615            29,863       14,780           8,768           4,512
                                                     -----------------------------------------------------------------------------
Gross profit                                                90,349            93,966       60,855          36,534          20,944
                                                     -----------------------------------------------------------------------------

Operating expenses:
   Sales and marketing                                      61,486            50,425       35,084          19,909          12,513
   Research and development                                 25,832            18,181       10,986           7,880           4,512
   General and administrative                               19,549            10,255        5,976           4,114           2,430
   Acquisition related costs                                     -             2,171            -               -               -
   Purchased in process research and development                 -            34,622            -               -               -
                                                     -----------------------------------------------------------------------------
       Total operating expenses                            106,867           115,654       52,046          31,903          19,455
                                                     -----------------------------------------------------------------------------
Income (loss) from operations                              (16,518)          (21,688)       8,809           4,631           1,489
Interest and other income, net                               3,773             4,395        2,333           2,268             239
                                                     -----------------------------------------------------------------------------
Income (loss) before income tax provision (benefit)        (12,745)          (17,293)      11,142           6,899           1,728
Provision for (benefit from) income taxes                   (4,333)            6,231        3,788           2,415             468
                                                     -----------------------------------------------------------------------------
Net income (loss)                                         $ (8,412)         $(23,524)    $  7,354         $ 4,484         $ 1,260
                                                     =============================================================================
Net income (loss) per
   basic common share (1)                                   $(0.50)           $(1.45)       $0.51           $0.33           $0.73
                                                     =============================================================================
Shares used in basic per
   share computation (1)                                    16,691            16,221       14,463          13,790           1,731
                                                     =============================================================================
Net income (loss) per diluted
   common share (1)                                         $(0.50)           $(1.45)       $0.49           $0.30           $0.10
                                                     =============================================================================
Shares used in diluted per
   share computation (1)                                    16,691            16,221       15,098          14,734          12,934
                                                     =============================================================================
Consolidated Balance Sheet Data:
Cash and cash equivalents                                 $ 18,286          $ 16,240     $ 14,236         $ 5,369         $ 5,978
Short-term investments                                      64,258            84,203       78,895          46,803               -
Working capital                                             76,760            97,544       91,697          51,821           4,624
Total assets (2)                                           169,002           156,195      127,203          74,944          16,501
Long-term obligations                                           73                 -            -             211             691
Mandatorily redeemable convertible
   preferred stock                                               -                 -            -               -          13,391
Stockholders' equity (deficit)                             110,979           116,813      102,033          59,332          (5,746)

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted shares.
(2) Certain prior year balances have been reclassified to conform to current year's presentation.

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

Overview

Documentum, which was formed in 1990, develops, markets, and supports an open, standards-based content management platform and applications suite for managing complex processes, as well as any content type, in a collaborative environment, enabling trusted content to be delivered to the right person at the right time on any information device, regardless of its origin or location. Documentum's adaptable collaboration and content management solutions enable corporate developers and Internet Systems Integrators to implement robust e-business applications with the reliability, scalability, and interoperability required by today's 24x7 Internet economy. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenues have been from licenses of its family of internet-scale content management system products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support content management for customers, partners, and employees. During 1998, the Company introduced Enterprise Documents Management System 98 (EDMS
98), an enterprise application platform for automating the end-to-end lifecycle management of business-critical documents. EDMS 98 delivers enhanced Web clients that feature an intelligent user interface and records management services to archive documents. In 1999, the Company introduced Documentum 4i, the next generation open, standards-based content management platform. This platform allows for the creation, delivery, management and personalization of all content and the delivery of that content to any information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. The Company expects that license and service revenues from EDMS 98 and Documentum 4i and newer product offerings including the Documentum Innovation Applications, will account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of these products.

Since inception, the Company has invested significant resources in developing its software and related solutions, as well as building its sales, services, marketing, and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

Although the Company has experienced significant revenue growth in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. See "Risk Factors - Uncertainty of Future Operating Results" and " Fluctuations in Quarterly Operating Results."

Results of Operations

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                                                                       Year Ended December 31
                                                                           ------------------------------------------------
                                                                           1999                  1998                  1997
                                                                           ------------------------------------------------
Revenues:
    Licenses                                                                       56%            65%                    72%
    Services                                                                       44%            35%                    28%
                                                                            ----------     ----------        --------------
       Total revenues                                                             100%           100%                   100%
                                                                             ---------     ----------        --------------
Cost of revenues:
    Licenses                                                                        4%             3%                     3%
    Services                                                                       25%            21%                    16%
                                                                             ---------     ----------        --------------
       Total cost of revenues                                                      29%            24%                    19%
                                                                             ---------     ----------        --------------
Gross profit                                                                       71%            76%                    81%
                                                                             ---------     ----------        --------------
Operating expenses:
    Sales and marketing                                                            48%            41%                    46%
    Research and development                                                       20%            15%                    15%
    General and administrative                                                     15%             8%                     8%
    Acquisition and related costs                                                   0%             2%                     0%
    Purchased in process research and development                                   0%            28%                     0%
                                                                             ---------     ----------       ---------------
       Total operating expenses                                                    83%            94%                    69%
                                                                             ---------     ----------       ---------------
Income (loss) from operations                                                     (12%)          (18%)                   12%

Interest and other income, net                                                      3%             4%                     3%
                                                                             ---------     ----------        --------------
Income (loss) before income tax provision (benefit)                                (9%)          (14%)                   15%

Provision for (benefit from) income taxes                                          (3%)            5%                     5%
                                                                             ----------------------------------------------
Net income (loss)                                                                  (6%)          (19%)                   10%
                                                                             =========     ==========        ==============
As a percentage of related revenues:
Cost of license revenue                                                             8%             5%                     4%
Cost of service revenue                                                            57%            59%                    58%


Revenues

The Company's revenues are derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. Beginning January 1, 1998, the Company has recognized revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Prior to 1998, the Company recognized revenues in accordance with SOP 91-1, "Software Revenue Recognition."

License revenues decreased by 11% to $72.0 million in 1999, increased by 48% to $80.5 million in 1998, and by 57% to $54.5 million in 1997, representing 56%, 65%, and 72% of total revenues in the respective periods. In 1999, license revenue was adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. In addition, the Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers in the first half of 1999. The growth in license revenues from 1997 to 1998 was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as an increase in the number of customers who purchased additional product licenses, and the expansion of the Company's sales organization. The decreases in license revenues as a percentage of total revenues in both 1999 and 1998 are due to increased service revenue, as discussed below. For the years ended December 31, 1999, 1998, and 1997 license revenue from Xerox and certain Xerox affiliates, as systems integrators, accounted for 1%, 12%, and 6% of total license revenues, respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue.

Service revenues increased by 29% to $56.0 million in 1999, by 105% to $43.3 million in 1998, and by 98% to $21.1 million in 1997, representing 44%, 35%, and 28%, of total revenues in the respective periods. The increase in absolute dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The increase in service revenue as a percent of total revenue was mainly due to a decrease in total license revenue.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenue from all indirect channel partners comprised 30%, 31%, and 23%, of license revenues in 1999, 1998, and 1997, respectively. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 48%, 32%, and 33%, of license revenues in 1999, 1998, and 1997, respectively. The increase in international revenue as a percent of license revenue in 1999, was primarily due to an enterprise wide sale to a single global customer in the amount of $4.5 million in Europe, as well as a decrease in overall domestic license revenue. In addition, sales in Asia continue to grow as a result of growth in the sales force, resulting in increased revenue from Asia as a percentage of total international revenue. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenues

Cost of license revenues consists primarily of the royalties paid to third-party vendors, packaging, documentation, production and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenues increased by 32% to $5.5 million in 1999, by 70% to $4.2 million in 1998, and by 28% to $2.5 million in 1997, representing 8%, 5%, and 4% of the related license revenues in 1999, 1998, and 1997, respectively. The increase in cost of license revenue was related to a continued shift in the mix of products being sold. The Company currently carries more third party products and is selling a greater number of those products than it had in the same periods in the prior year. Thus, royalty expenses associated with the increase in sales of third party products have increased over 1998. The Company expects the cost of license revenue to fluctuate in absolute dollar amount as the related license revenue fluctuates.

Cost of services revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers, and maintenance services, which includes telephone support. Cost of services revenues increased by 25% to $32.1 million in 1999, 108% to $25.7 million in 1998, and by 80% to $12.3 million in 1997, representing 57%, 59%, and 58% of the related services revenues in 1999, 1998, and 1997, respectively. The increase in cost of service revenue in absolute dollar amount was a result of increased personnel-related costs as the

Company expanded its consulting, training, and maintenance operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The decrease in cost of service revenues as a percentage of service revenues in 1999 was primarily due to economies of scale realized as certain expenses such as technical support grew proportionately less than maintenance revenues. The Company expects the cost of services revenue to increase in absolute dollar amount as the related service revenues increases.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 22% to $61.5 million in 1999, by 44% to $50.4 million in 1998, and 76% to $35.1 million in 1997, representing 48%, 41%, and 46%, of total revenues for 1999, 1998, and 1997, respectively. The increase in absolute dollar amount over both periods and as a percentage of revenue for 1999 was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs over the comparable period. Additionally, in 1999, costs were incurred in an effort to rebrand the Company. These costs included the design and development of the Company's new logo. The decrease in sales and marketing expenses as a percentage of total revenues in 1998 was primarily due to economies of scale realized as certain expenses such as management compensation grew proportionately less than revenues. The Company expects that sales and marketing expense will continue to increase in absolute dollar amount.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 42% to $25.8 million in 1999, 65% to $18.2 million in 1998, and by 39% to $11.0 million in 1997, representing 20%, 15%, and 15% of total revenues in 1999, 1998, and 1997, respectively. The increase in absolute dollar amount and as a percentage of revenue for all periods reflects the expansion of the Company's engineering staff and related costs required to support the development of new products, including Documentum 4i - the next generation internet-scale content management platform, which was introduced in the second quarter of 1999, and enhancements to existing products. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in absolute dollar amount in order to support increased development efforts to both existing and new products.

General and administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management as well as outside professional services. General and administrative expenses increased by 91% to $19.5 million, by 72% to $10.3 million in 1998, and by 45% to $6.0 million in 1997, respectively, representing 15%, 8%, and 8% of total revenues in 1999, 1998, and 1997, respectively. The increase in absolute dollar amount in 1999 and 1998 and the increase as a percentage of revenue in 1999, is primarily due to increased staffing and professional fees necessary to manage and support the Company's planned growth, as well as consulting costs associated with changes to the Company's information systems. The Company expects general and administrative expenses to increase in absolute dollar amount in order to support the growing needs of the Company.

Acquistions and related costs. On January 5, 1998, the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for approximately 192,473 shares of the Company's common stock valued on the transaction date at $6.7 million. The acquisition was accounted for as a pooling of interests. WMI was a professional services firm with approximately 35 employees located in Oakland, California specializing in the design, the development and the implementation of document management systems for the semiconductor industry. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. As of December 31, 1997, WMI had revenues of approximately $4 million and gross assets of approximately $1 million. The Company believes this had an immaterial effect on the Company's financial statements taken as a whole. Therefore, the Company did not restate the results of its operations for fiscal years prior to 1998. In the first quarter of 1998, the Company recorded merger expenses of $2.2 million, primarily for accounting and legal fees and other related transactions costs, in connection with the acquisition.

On July 16, 1998, the Company acquired all the outstanding shares of Relevance, a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. Relevance was a development stage software company with approximately 25 employees (as of the date of the acquisition) located in San Francisco, California specializing in the development of content mining technology for unstructured information. As of May 31, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million The Company recorded a charge of $34.6 million pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development related to Relevance's data mining technology to be completed and integrated into the Company's family of Documentum products. At the date of acquisition, a technological feasible prototype of Relevance's product did not exist. The Company spent $2.4 million in additional research and development during 1998 in an effort to further develop the technology to produce a commercially viable product. At the date of acquisition, the only identifiable intangible assets acquired were the technology under development and the in-place workforce. Accordingly, essentially all of the excess purchase price over net assets acquired, except for amounts assigned to net current assets, fixed assets and workforce-in-place, was assigned to in-process research and development. The valuation of acquired research and development was prepared using the income approach and contemplated that sales of products incorporating the Relevance technology would be $139,000 in 1998, $5.9 million in 1999, $15 million in 2000, $24.6 million in 2001 and declining thereafter. The Company based revenue increases upon the historical growth rate of software sales for Documentum products. Operating costs as a percentage of revenue ranged from 110% to 47% for the years 1999 through 2001 based on the Company's normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 35%. Net cash flows were discounted to their present value at the acquisition. Through the end of 1999, there were no revenues recognized by the Company attributable to the Relevance technology.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense. Interest and other income, net decreased by 14% to $3.8 million in 1999, increased by 88% to $4.4 million in 1998, and increased by 3% to $2.3 million in 1997. The decrease in 1999 from 1998 and the increase in 1998 over 1997 in interest and other income was primarily due to interest income earned on higher cash and investment balances in 1998. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

Income taxes

The Company's effective tax rate for 1999, 1998 and 1997 was 34%. In 1999, the Company recorded a tax benefit of $4.3 million, which it believes is fully recoverable for income tax purposes based on carryback potential against taxes previously paid. The effective tax rate for 1998 excludes the effects of the non-deductible write off of in-process research and development as a result of the acquisition of Relevance and the non-deductible items related to the acquisition of WMI.

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

The Company's cash, cash equivalents and short-term investments totaled $82.5 million at December 31, 1999 representing 49% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available-for-sale."

Net cash provided by operating activities was $2.7 million, $11.5 million, and $14.0 million in 1999, 1998 and 1997, respectively. For the year ended December 31, 1999, the cash generated by operations was primarily attributable to a net loss of $8.4 million, adjusted for depreciation and amortization of $8.3 million, provision for doubtful accounts of $0.9 million, an increase in deferred revenue of $8.4 million, accrued liabilities of $8.1 million, and accounts payable of $2.5 million, offset by an increase in accounts receivable of $10.2 million, other assets of $3.5 million, and deferred tax assets of $3.3 million. For the year ended December 31, 1998, the cash generated by operations was primarily attributable to net loss of $23.5 million adjusted for in process research and development write off of $34.6 million, provision for doubtful accounts of $1.5 million, depreciation and amortization of $5.5 million, increase in accrued liabilities of $10.3 million, and deferred revenue of $6.2 million, offset by an increase in accounts receivable of $14.1 million and in other assets of $9.0 million. For the year ended December 31, 1997, the cash generated by operations was primarily attributable to net income of $7.4 million, growth in accrued liabilities of $7.6 million, depreciation and amortization of $3.4 million, provision for doubtful accounts of $1.5 million, and deferred revenue of $3.3 million, offset by the increase in accounts receivable of $7.9 million, deferred tax asset of $0.9 million, and other assets of $0.4 million. In 1999, capital expenditures were primarily for computer equipment, office furniture and leasehold improvements related to the new office facility described below. In 1998, capital expenditures were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

On April 15, 1999, the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. During 1999, the Company repurchased and retired 696,300 shares of its common stock for approximately $10.1 million.

During 1999, the Company received $9,174,000 and $2,782,000 in proceeds from employee options exercises and employee stock purchase plan purchases, respectively.

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a new bank (the "Facility"). The Facility allows for borrowings of up to $20 million bearing interest at the Company's option of either: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company did not have any borrowings outstanding under this line of credit as of December 31, 1999.

On January 15, 1998, the Company entered into an unsecured revolving credit agreement. The agreement allowed for borrowings of up to $10 million bearing interest at the Company's option of either: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate. The Company terminated this line of credit effective in June 1999.

In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, the Company signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July, 2000 and expiring in March 2006. The Pleasanton, California space serves as the Company's headquarters and contains the principal administrative, engineering, marketing and sales facilities. The Company has made and will continue to make significant capital purchases related to leasehold improvements and office furniture for new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

In 1999, the Company entered into two capital lease agreements, under a sale-leaseback arrangement, for the rental of computer equipment in the amount of $292,000 and $171,000. The lease agreements require quarterly principal and interest payments in the amount of $37,000 and $22,000, respectively. The leases have interest rates of 1.66% and 2.605% and maturity dates of July, 2001 and September, 2001, respectively. As of December 31, 1999, the Company has made payments in the amount of $158,000 related to these capital lease and has recorded current and long-term portions of capital lease obligations in the amounts of $232,000 and $73,000, respectively.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK - INTEREST RATE RISK

As of December 31, 1999 the Company's investment portfolio includes $42.5 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $21.8 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.


The following table details the Company's short-term investments at December 31, 1999:

                                        (in thousands)
    Municipal bonds                         $33,512
    U.S. Government Agencies                 16,979
    Corporate bonds and notes                 8,960
    Medium term notes                         2,807
    Preferred stock                           2,000
                                            -------
                                            $64,258
                                            =======

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(i) On September 27, 1999, PricewaterhouseCoopers L.L.P. resigned as the independent public accountants of Documentum, Inc. (the "Company"). Effective October 22, 1999, the Company appointed Arthur Andersen L.L.P. as its independent public accountants.
(ii) The reports of PricewaterhouseCoopers L.L.P. on the financial statements of the Company for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The resignation of PricewaterhouseCoopers L.L.P. as the independent public accountants of the Company was approved by the Company's audit committee.
(iv) During the Company's two most recent fiscal years and through September 27, 1999, the Company has had no disagreements with PricewaterhouseCoopers L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers L.L.P. would have caused it to make reference to the subject matter of the disagreement in its report on the financial statements of the Company for such years.
(v) During the Company's two most recent years and through September 27, 1999, the Company has had no reportable events (as defined in Item 304
        (a)(1)(v) of Regulation S-K).
(vi) The Company has provided PricewaterhouseCoopers L.L.P. with a copy of the disclosures contained in the report and requested that PricewaterhouseCoopers L.L.P. furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in subsections (i), (ii), (iv) and (v) above. A copy of such letter, dated September 28, 1999, was filed as Exhibit 16.1 to form 8-K, dated October 1, 1999.

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

                                                                                                   Page Number
                                                                                                   -----------
     1.       Consolidated Financial Statements

              Reports of Independent Public Accountants ....................................           F-1

              Consolidated Balance Sheets as of December 31, 1999 and 1998 .................           F-3

              Consolidated Statement of Operations for the three years ended
              December 31, 1999 ............................................................           F-4

              Consolidated Statement of Cash Flows for the three years ended
              December 31, 1999 ............................................................           F-5

              Consolidated Statement of Stockholders' Equity for the three
              years ended December 31, 1999 ................................................           F-6

              Notes to Consolidated Financial Statements ...................................           F-7

     2.       Financial Statement Schedules for the three years ended December 31, 1999

              Schedule II, Valuation and Qualifying Accounts Schedule                                 F-21

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

(b) Reports on Form 8-K

  Current report on Form 8-K dated October 26, 1999 announcing the appointment of Arthur Andersen LLP as the Company's independent public accountants, effective October 22, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2000.


                        Documentum, Inc.


                        By:  /s/ Jeffrey A. Miller
                            ------------------------------------------------

                             President and Chief Executive Officer



                        By:  /s/ Kathleen M. Crusco
                            ------------------------------------------------

                             Acting Chief Financial Officer and Corporate
                             Controller


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Jeffrey A. Miller and Kathleen M. Crusco, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any way and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2000.


               Signature                               Title
               ---------                               -----
   /s/ Jeffrey A. Miller         President, Chief Executive Officer and Director
---------------------------
       Jeffrey A. Miller            (Principal Executive Officer)


   /s/ Kathleen M. Crusco        Acting Chief Financial Officer and Corporate Controller
---------------------------
                                     (Principal Financial and Accounting Officer)


   /s/ Robert V. Adams           Chairman
---------------------------
       Robert V. Adams


   /s/ Michael Pehl              Director
---------------------------
       Michael Pehl


   /s/ Gary Banks                Director
---------------------------
       Gary Banks


   /s/ Edward J. Zander          Director
---------------------------
       Edward J. Zander


   /s/ Geoffrey A. Moore         Director
---------------------------
       Geoffrey A. Moore


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of Documentum, Inc.

We have audited the accompanying consolidated balance sheet of Documentum, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Documentum, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


San Jose, California
January 25, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Documentum, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Documentum, Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


San Jose, California
January 20, 1999

                               DOCUMENTUM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                -------------------------------
(in thousands, except per share data)                                              1999             1998
                                                                                -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  18,286        $  16,240
   Short-term investments                                                             64,258           84,203
   Accounts receivable, net of allowances of $1,829
        and $2,496, respectively                                                      37,492           28,177
   Other current assets                                                               14,674            8,306
                                                                                  ----------------------------
     Total current assets                                                            134,710          136,926
                                                                                  ----------------------------

Property and equipment, net                                                           28,030           13,426
Other assets                                                                           6,262            5,843
                                                                                  ----------------------------
                                                                                   $ 169,002        $ 156,195
                                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   5,645        $   3,176
   Accrued liabilities                                                                33,783           26,284
   Deferred revenue                                                                   18,290            9,922
   Current portion of capital lease obligation                                           232                -
                                                                                  ----------------------------
     Total current liabilities                                                        57,950           39,382
                                                                                  ----------------------------

Long-term capital lease obligation                                                        73                -
                                                                                  ----------------------------
Commitments (Note 10)

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000 shares authorized;
     none issued and outstanding                                                           -                -
   Common stock, $0.001 par value; 100,000 shares authorized; 16,840 and 16,707
     shares issued and outstanding, respectively                                          17               17
   Additional paid-in capital                                                        138,546          135,849
   Accumulated other comprehensive income (loss)                                         (67)              52
   Accumulated deficit                                                               (27,517)         (19,105)
                                                                                  ----------------------------
     Total stockholders' equity                                                      110,979          116,813
                                                                                  ----------------------------
                                                                                   $ 169,002        $ 156,195
                                                                                  ============================

         See accompanying notes to consolidated financial statements.

                               DOCUMENTUM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended December 31,
                                                                        -------------------------------------------
(in thousands, except per share data)                                      1999            1998            1997
                                                                        -------------------------------------------
Revenues:
    Licenses                                                             $   72,007      $   80,546      $   54,536
    Services                                                                 55,957          43,283          21,099
                                                                         ------------------------------------------
      Total revenues                                                        127,964         123,829          75,635
                                                                         ------------------------------------------

Cost of revenues:
    Licenses                                                                  5,497           4,179           2,453
    Services                                                                 32,118          25,684          12,327
                                                                         ------------------------------------------
      Total cost of revenues                                                 37,615          29,863          14,780
                                                                         ------------------------------------------

Gross profit                                                                 90,349          93,966          60,855
                                                                         ------------------------------------------

Operating expenses:
    Sales and marketing                                                      61,486          50,425          35,084
    Research and development                                                 25,832          18,181          10,986
    General and administrative                                               19,549          10,255           5,976
    Acquisition and related costs                                                 -           2,171               -
    Purchased in process research and development                                 -          34,622               -
                                                                         ------------------------------------------
     Total operating expenses                                               106,867         115,654          52,046
                                                                         ------------------------------------------

Income (loss) from operations                                               (16,518)        (21,688)          8,809

Interest and other income, net                                                3,773           4,395           2,333
                                                                         ------------------------------------------
Income (loss) before income tax provision (benefit)                         (12,745)        (17,293)         11,142

Provision for (benefit from) income taxes                                    (4,333)          6,231           3,788
                                                                         ------------------------------------------
Net income (loss)                                                        $   (8,412)      $ (23,524)     $    7,354
                                                                         ==========================================
Basic earnings (loss) per share                                          $    (0.50)      $   (1.45)     $     0.51
                                                                         ==========================================
Diluted earnings (loss) per share                                        $    (0.50)      $   (1.45)     $     0.49
                                                                         ==========================================
Shares used to compute basic earnings (loss) per share                       16,691          16,221          14,463
                                                                         ==========================================
Shares used to compute diluted earnings (loss) per share                     16,691          16,221          15,098
                                                                         ==========================================

         See accompanying notes to consolidated financial statements.

                               DOCUMENTUM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                           --------------------------------------------
(in thousands)                                                                  1999             1998           1997
                                                                           ---------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                         $  (8,412)       $ (23,524)       $ 7,354
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Gain on sale of fixed assets                                                (143)               -              -
      Depreciation and amortization                                              8,330            5,543          3,425
      Provision for doubtful accounts                                              891            1,459          1,488
      In process research and development write-off                                  -           34,622              -
      Deferred tax asset
                                                                                (3,297)          (1,236)          (900)
      Changes in assets and liabilities:
        Accounts receivable                                                    (10,206)         (14,088)        (7,953)
        Other current assets and other assets                                   (3,490)          (8,963)          (437)
        Accounts payable                                                         2,469            1,119            233
        Accrued liabilities                                                      8,136           10,313          7,550
        Deferred revenue                                                         8,368            6,237          3,268

                                                                           --------------------------------------------
          Net cash provided by operating activities                              2,646           11,482         14,028
                                                                           --------------------------------------------

Cash flows from investing activities:
   Purchases of short-term investments                                         (84,118)        (104,661)       (97,255)
   Sales of short-term investments                                             104,064           99,352         65,163
   Purchases of property and equipment                                         (22,791)          (8,326)        (6,923)
   Cash used in acquisition                                                          -           (1,461)             -

                                                                           --------------------------------------------
          Net cash used by investing activities                                 (2,845)         (15,096)       (39,015)
                                                                           --------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                     12,122            5,575         33,889
   Repurchases of common stock                                                 (10,063)               -              -
   Proceeds on capital lease obligations,net                                       305                -              -

                                                                           --------------------------------------------
          Net cash provided by financing activities                              2,364            5,575         33,889
                                                                           --------------------------------------------

Effect of exchange rate on changes in cash                                        (119)              43            (35)

Net increase in cash and cash equivalents                                        2,046            2,004          8,867
Cash and cash equivalents at beginning of year                                  16,240           14,236          5,369

                                                                           --------------------------------------------
Cash and cash equivalents at end of year                                      $ 18,286         $ 16,240       $ 14,236
                                                                           ============================================
Supplemental schedule of cash flow information:
   Interest paid                                                              $     69         $     26       $     39
   Income taxes paid                                                          $    500         $  3,687       $  2,364


         See accompanying notes to consolidated financial statements.

                               DOCUMENTUM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Accumulated
                                                                Additional      Other                      Total
                                             Common Stock         Paid-in   Comprehensive  Accumulated  Stockholders'  Comprehensive
(in thousands)                            Shares       Amount     Capital       Income       Deficit       Equity      Income (Loss)
                                          ------------------------------------------------------------------------------------------
Balance as of December 31, 1996           14,187       $  14    $  61,450     $   43       $  (2,175)    $  59,332

Common stock options exercised               269           -          795          -               -           795               -
Employee stock purchase plan                  81           -        1,740          -               -         1,740               -
Issuance of common stock in public
    offering net of issuance costs         1,116           2       31,196          -               -        31,198               -
Tax benefit                                    -           -        1,493          -               -         1,493               -
Foreign currency translation
    adjustment                                 -           -            -        (35)              -           (35)       $    (35)
Other                                        (50)          -          156          -               -           156               -
Net income                                     -           -            -          -           7,354         7,354           7,354
                                          ------------------------------------------------------------------------------------------

Balance as of December 31, 1997           15,603          16       96,830          8           5,179       102,033        $  7,319
                                                                                                                          --------
Stock issued for acquisitions                771           1       31,620          -            (760)       30,861               -
Common stock options exercised               294           -        4,181          -               -         4,181               -
Employee stock purchase plan                  43           -        1,292          -               -         1,292               -
Tax benefit                                    -           -        1,929          -               -         1,929               -
Foreign currency translation
    adjustment                                 -           -            -         44               -            44        $     44
Other                                         (4)          -           (3)         -               -            (3)              -
Net loss                                       -           -            -          -         (23,524)      (23,524)        (23,524)
                                          -----------------------------------------------------------------------------------------
Balance as of December 31, 1998           16,707          17      135,849         52         (19,105)      116,813        $(23,480)
                                                                                                                          --------
Repurchases of common stock                 (696)         (1)     (10,062)         -               -       (10,063)              -
Common stock options exercised               647           1        9,173          -               -         9,174               -
Employee stock purchase plan                 176           -        2,782          -               -         2,782               -
Tax benefit                                    -           -          638          -               -           638               -
Foreign currency translation
    adjustment                                 -           -            -       (119)              -          (119)       $   (119)
Other                                          6           -          166          -               -           166               -
Net loss                                       -           -            -          -          (8,412)       (8,412)         (8,412)
                                          -----------------------------------------------------------------------------------------
Balance as of December 31, 1999           16,840       $  17    $ 138,546     $  (67)      $ (27,517)    $ 110,979        $ (8,531)
                                          =========================================================================================

         See accompanying notes to consolidated financial statements.

                               DOCUMENTUM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF THE COMPANY:

Documentum, Inc. ("Documentum" or the "Company") was incorporated in the state of Delaware in January 1990. Documentum develops, markets, and supports an open, standards-based content management platform and applications suite for managing complex processes, as well as any content type, in a truly collaborative environment, enabling trusted content to be delivered to the right person at the right time on any information device, regardless of its origin or location. Documentum's highly adaptable collaboration and content management solutions enable corporate developers and Internet Systems Integrators to quickly implement robust e-business applications with the reliability, scalability, and interoperability required by today's 24x7 Internet economy.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Documentum International, Inc., Workgroup Management, Inc. ("WMI") and Relevance Technologies, Inc., ("Relevance") in the United States, Nihon Documentum KK, in Japan, Documentum Software Europe Ltd., in the United Kingdom, and Documentum GmbH, in Germany. All significant intercompany accounts and transactions have been eliminated.

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

Foreign currency
The functional currency of a foreign operation is deemed to be the local country's currency. Consequently, balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented. To date, the Company does not engage in hedging activities.

Deferred revenue
Deferred revenue primarily relates to support agreements which have been paid for by customers prior to the performance of those services.

Revenue recognition
The Company's revenues are derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. Beginning January 1, 1998, the Company has recognized revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition, as amended. Prior to 1998, the Company recognized revenues in accordance with SOP 91-1, "Software Revenue Recognition."

                               DOCUMENTUM, INC.

Cash and cash equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company deposits substantially all of its cash with a single financial institution.

The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses. At December 31, 1999, no customer comprised 10% or more of accounts receivable. At December 31, 1998, two customers, including Xerox and affiliated entities comprised 13% of accounts receivable.

Investments
The Company's short-term investments, all of which are classified as available-for-sale, are managed by a single financial institution. At December 31, 1999, the fair value of these short-term investments approximated amortized cost and primarily mature within the next 12 months. Unrealized and realized gains and losses have been insignificant for all periods presented. The following table details the Company's short-term investments at December 31, 1999 and 1998:



(in thousands)                                    December 31,
                                             1999             1998
                                       ---------------------------------
Municipal bonds                             $33,512           $51,493
U.S. government agencies                     16,979             4,000
Corporate bonds and notes                     8,960            14,273
Medium term notes                             2,807                 -
Preferred stock                               2,000             7,020
International bonds and notes                     -             5,418
Commercial paper                                  -             1,999
                                       ---------------------------------
                                            $64,258           $84,203
                                       =================================
Property and equipment
Property and equipment, including leasehold improvements, are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, three to seven years, or the life of the lease, whichever is shorter.

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

                               DOCUMENTUM, INC.

Equity-based compensation plans
In accordance with the provisions of SFAS No. 123, the Company has elected to continue to measure compensation costs for its plans using the intrinsic value method of accounting for stock issued to employees, in accordance with Accounting Principals Board Opinion 25. However, as required by SFAS No. 123, pro forma disclosures of net income and earnings per share are reflected in the notes to the financial statements (see Note 9) as if the fair value based method of accounting was adopted.

Comprehensive income (loss)
Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains and losses on available-for-sale marketable securities have been insignificant for all periods presented.

Reclassifications
Certain prior period balances have been reclassified to conform to current year's presentation.

New Accounting Standards
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. SFAS No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

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

On July 16, 1998, the Company acquired all the outstanding shares of Relevance, a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Relevance was a development stage software company with approximately 25 employees located in San Francisco, California specializing in the development of content mining technology for unstructured information. As of June 30, 1998, Relevance had no revenues and had gross assets of approximately $3.6 million. The Company recorded $34.6 million as a charge related to the write-off of purchased in process research and development. The following are unaudited pro forma combined results of operations for the Company and Relevance on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of 1998:

                                     Year ended December 31,
                                     ----------------------
            (Dollars in thousands)            1998
                                     ----------------------
            Total Revenue                   $123,829
            Net Income (loss)               ($26,293)

                               DOCUMENTUM, INC.

NOTE 4--BALANCE SHEET COMPONENTS: (in thousands)


                                                                             December 31,
                                                                   --------------------------------
Other current assets:                                                   1999             1998
                                                                   --------------------------------
                Short-term deferred tax asset                            $  9,901        $  3,516
                Miscellaneous other current assets                          4,773           4,790
                                                                   --------------------------------
                                                                         $ 14,674        $  8,306
                                                                   ================================

                                                                             December 31,
                                                                   --------------------------------
                                                                        1999             1998
                                                                   --------------------------------
Property and equipment:
             Computer equipment and software                             $ 27,969        $ 17,581
             Office equipment
                                                                            2,485           2,217
             Furniture and fixtures
                                                                            3,918           2,368
             Capital lease assets
                                                                              463               -
             Leasehold improvements and other
                                                                           11,510           3,742
                                                                   --------------------------------
                                                                           46,345          25,908
             Accumulated depreciation and amortization                    (18,315)        (12,482)
                                                                   --------------------------------
                                                                         $ 28,030        $ 13,426
                                                                   ================================

                                                                             December 31,
                                                                   --------------------------------
                                                                        1999             1998
                                                                   --------------------------------
Accrued liabilities:
            Compensation & related benefits                              $ 17,512        $ 10,219
            Taxes payable                                                   3,946           6,056
            Other current liabilities                                      12,325          10,009
                                                                   --------------------------------
                                                                         $ 33,783        $ 26,284
                                                                   ================================

NOTE 5--CAPITAL LEASE OBLIGATION:

In 1999, the Company entered into two capital lease agreements, under a sale-leaseback arrangement, for the rental of computer equipment in the amounts of $292,000 and $171,000. The lease agreements require quarterly principal and interest payments in the amounts of $37,000 and $22,000, respectively. The leases have interest rates of 1.66% and 2.605% and maturity dates of July, 2001 and September, 2001, respectively. As of December 31, 1999, the Company has made payments in the amount of $158,000 related to these capital leases and has recorded current and long-term portions of capital lease obligations in the amounts of $232,000 and $73,000, respectively.

                               DOCUMENTUM, INC.

NOTE 6--LINE OF CREDIT:

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a new bank. The agreement allows for borrowings of up to $20 million bearing interest at the Company's option of either: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the agreement. At December 31, 1999 the Company was in compliance with its financial covenants. The Company did not have any borrowings outstanding under this line of credit as of December 31, 1999

On January 15, 1998, the Company entered into an unsecured revolving credit agreement (the "Facility") with a bank. The Facility allowed for borrowings of up to $10 million bearing interest at the Company's option of: (1) the bank's prime rate minus 0.5%; (2) the LIBOR plus 1.0%; or (3) at the bank's competitive bid rate. In June 1999, the Company terminated this line of credit. There were no borrowings outstanding at the time of termination.

NOTE 7--STOCKHOLDERS' EQUITY:

Stock Repurchase
On April 15, 1999, the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. During 1999, the Company repurchased and retired 696,300 shares of common stock for approximately $10.1 million.

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

NOTE 8--BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed using the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

                               DOCUMENTUM, INC.

The following is a reconciliation of the computation for basic and diluted net income (loss) per share:

                                                                    Year Ended December 31,
                                                    ----------------------------------------------------
(in thousands, except per share data)                    1999              1998               1997
                                                    ----------------------------------------------------
Net income (loss)                                      $    (8,412)       $   (23,524)        $   7,354
                                                    ====================================================

Shares calculation
    Weighted average basic shares outstanding               16,691             16,221            14,463
    Dilutive options                                             -                  -               635
       Total shares used to compute

       diluted income (loss) per share                      16,691             16,221            15,098
                                                    ====================================================
Income (loss) per basic share                           $    (0.50)       $     (1.45)        $    0.51
                                                    ====================================================
Income (loss) per diluted share                         $    (0.50)       $     (1.45)        $    0.49
                                                    ====================================================

Options to purchase 3,417,629 and 1,307,735 shares of common stock at prices ranging from $0.31 to $53.44 and $0.31 to $59.63 per share were outstanding during the year ended December 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

NOTE 9--STOCK OPTION AND BENEFIT PLANS:

1993 Equity Incentive Plan
In March 1993, the Board of Directors adopted the 1993 Equity Incentive Plan (the "Plan") providing for the issuance of nonstatutory common stock options to employees and consultants of the Company. The Board of Directors has amended the Plan providing for the grant of incentive stock options ("ISOs"), stock bonuses and stock appreciation rights and allowing for the sale of restricted stock. Under the Plan a total of 5,800,138 shares have been authorized for issuance.

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

Options granted under the Plan may be exercisable prior to vesting subject to repurchase by the Company at the option exercise price paid per share with such repurchase right generally lapsing with respect to 25% after the first year and ratably each month over the remaining thirty-six month period. In 1999, 1998, and 1997 the Company issued 450,943, 1,123,074, and 880,000, options under the Plan, respectively. At December 31, 1999, 40 shares were subject to repurchase by the Company.

                               DOCUMENTUM, INC.

Non-employee Directors' Stock Option Plan
In November 1995, the Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 250,000 nonstatutory stock options to non-employee directors of the Company. All options under this plan have a term of 10 years. Each non-employee director of the Company was granted a nonstatutory option to purchase 15,000 shares of common stock upon the effective date of the initial public offering. Each non-employee director of the Company will automatically be granted a nonstatutory option to purchase 20,000 shares of common stock upon the date on which such person becomes a director. On June 30, 1997, each non-employee director of the Company was granted an annual option to purchase 5,000 shares of common stock. The plan provides an additional option to purchase 7,500 shares of common stock that will be granted on June 30 of each year, provided such person has served continuously as a non-employee director for the past 6 months. Options under the Directors' Plan will be granted at the fair value of the stock and will vest one-third at date of grant and the remaining options will vest in two equal annual installments.

In 1999, 1998 and 1997, the Company issued 50,000, 57,500, and 25,000 options under the Directors' Plan, respectively.

1996 Non-officer Equity Incentive Plan
In October 1996, the Board of Directors adopted the 1996 Non-Officer Equity Incentive Plan (the "Incentive Plan") providing for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to employees and consultants of the Company. This plan explicitly excludes directors and employees serving as officers of the Company. Under the Incentive Plan, a total of 4,335,000 shares have been authorized for issuance.

Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share for nonstatutory stock options, stock bonuses and restricted stock purchases as determined by the Board of Directors. Options granted under the Incentive Plan are exercisable only upon vesting. All options under this plan have a term of 10 years.

In 1999, 1998 and 1997, the Company issued 2,522,570, 3,229,958, and 813,150 options under the Incentive Plan, respectively.

1996 Relevance Technologies Stock Plan
Upon the acquisition of Relevance, the Company's Board of Directors adopted Relevance's stock option plan, which was in existence at the time of purchase. The Relevance Plan provides for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to current employees of the Company who are former employees of Relevance. Relevance stock options outstanding at the time of purchase were converted into options to purchase 73,609 shares of Documentum common stock.

Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share for nonstatutory stock options, stock bonuses and restricted stock purchases as determined by the Board of Directors. Options granted under the Relevance Plan are exercisable only upon vesting.

At December 31, 1999, 6,247 shares were subject to repurchase by the Company.

                               DOCUMENTUM, INC.

A summary of activity under all the plans is as follows:

                                                   Options Outstanding
                                          --------------------------------------

                                                                  Weighted
                                                                   Average
                                                Shares         Exercise Price
                                          ------------------  ------------------

Outstanding as of December 31, 1996                1,504,026  $           16.06
     Granted                                       1,718,150  $           30.23
     Exercised                                      (269,131) $            2.95
     Canceled                                       (188,727) $           23.82
                                          ------------------

Outstanding as of December 31,1997                 2,764,318  $           25.32
     Granted                                       4,410,532  $           30.71
     Exercised                                      (293,675) $           11.34
     Canceled                                     (3,120,060) $           36.77
                                          ------------------

Outstanding as of December 31, 1998                3,761,115  $           22.72
     Granted                                       3,023,513  $           16.31
     Exercised                                      (646,828) $           14.11
     Canceled                                     (1,224,563) $           22.30
                                          ------------------
Outstanding as of December 31, 1999                4,913,237  $           20.05
                                          ==================

On October 9, 1998, holders of stock options under the Plan, the Incentive Plan and the Relevance Plan were granted the opportunity to exchange previously granted options for new stock options exercisable at $24.625 per share, the fair market value on the date of exchange. The remaining original terms of the options were not changed. Options to purchase 2,890,543 share were exchanged.

At December 31, 1999, options to purchase 1,746,382 shares were vested and 2,159,862 shares were available for future grant under all the plans.

                               DOCUMENTUM, INC.

The following table summarizes information regarding stock options outstanding at December 31, 1999:

                                          Options Outstanding                                 Options Exercisable
                                   --------------------------------    -------------------------------------------------
                                                         Weighted
                                        Number            Average        Weighted           Number          Weighted
                                    Outstanding at       Remaining        Average       Exercisable at       Average
                                     December 31,       Contractual      Exercise        December 31,       Exercise
Range of Exercise Prices                 1999          Life (Years)        Price             1999             Price
----------------------------       ----------------   --------------   -------------   ----------------   --------------
      $ 0.3121 - $9.0000                    136,222             6.00       $  4.0110            126,997       $  4.1282
      $9.5000 - $12.5630                  1,391,511             9.29         12.5331            592,732         12.5630
     $12.6880 - $16.0000                    630,867             9.37         15.0069             43,647         15.2180
     $16.1250 - $24.5000                    389,069             8.82         21.7208             77,080         21.3639
          $24.6250                        1,919,255             7.61         24.6250            919,308         24.6250
     $24.8750 - $48.000                     433,813             9.51         33.4908             57,542         40.2225
     $49.125 - $53.4375                      12,500             9.08         50.7850                625         50.7500
                                   ----------------                                    ----------------
$  0.3121 - $53.4375                      4,913,237             8.53       $ 20.0389          1,817,931      $  19.3989
                                   ================                                    ================


Options outstanding and options exercisable above do not include 6,287 shares subject to repurchase by the Company at December 31, 1999.

Employee Stock Purchase Plan
In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 900,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to a maximum of $15,000 per calendar year, to be used to purchase shares of the common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. During 1999, 1998 and 1997, approximately 176,000, 43,000, and 81,000 common shares were purchased under the Purchase Plan, respectively.

                               DOCUMENTUM, INC.

Pro forma stock compensation disclosure
The Company applies the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                             ------------------------------------
(in thousands)                                   1999         1998         1997
                                             ------------------------------------
Net income (loss):
    As reported                              $   (8,412)     $(23,524)     $7,354
    Pro forma                                $  (24,677)     $(35,150)     $2,856
Basic earnings (loss) per share:
    As reported                              $    (0.50)     $  (1.45)      $0.51
    Pro forma                                $    (1.48)     $  (2.17)      $0.20
Diluted earnings (loss) per share:
    As reported                              $    (0.50)     $  (1.45)      $0.49
    Pro forma                                $    (1.48)     $  (2.17)      $0.19

Earnings (loss) per share was computed as described in Note 2.

The fair value of each stock option grant on the date of grant and the fair value of the shares granted under the Purchase Plan were estimated using the Black-Scholes option pricing model with the following average assumptions:

                                            Year Ended December 31,
                                      -----------------------------------
                                        1999           1998         1997
                                      -----------------------------------
Volatility                              83.99%        72.77%       63.67%
Risk-free interest rate                  5.63%         5.04%        6.00%
Dividend yield                              -             -            -
Expected lives                              4             4            4
Weighted average fair value          $  23.03        $43.64       $28.23

The pro forma effects on net income for 1999, 1998 and 1997 are not representative of the pro forma effect on net income in future years for the following reasons: i) the number of future shares to be issued under these plans is unknown, and ii) the assumptions do not take into consideration pro forma compensation expense related to grants made prior to January 1, 1995.

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

NOTE 10--COMMITMENTS:

Operating Leases
The Company is obligated under non-cancelable operating leases for office space which expire at various times through 2013. Certain leases for office space provide for scheduled rent increases and contain options for additional space. Rent expense is recognized ratably over the lease term. Future minimum lease commitments under these leases are as follows:

          (in thousands)
          Year ending December 31,
          2000                                                                 $ 7,973
          2001                                                                   8,003
          2002                                                                   7,774
          2003                                                                   7,657
          2004                                                                   6,939
          Thereafter                                                            15,056
                                                                             ----------
                                                                               $53,402
                                                                             ==========

Total rent expense was approximately $5,628,000, $3,845,000, and $2,432,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 11--INCOME TAXES:

The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                               Year Ended December 31,
                        --------------------------------------
(in thousands)               1999         1998          1997

Current:
      Federal             $ (3,064)     $ 5,021       $ 3,336
      State                    252        1,421           632
      Foreign                1,569        1,230           720
                        --------------------------------------
                            (1,243)       7,672         4,688
                        --------------------------------------

Deferred:
      Federal               (1,984)      (1,325)         (768)
      State                 (1,106)        (116)         (132)
                        --------------------------------------
                            (3,090)      (1,441)         (900)
                        --------------------------------------
                          $ (4,333)     $ 6,231       $ 3,788
                        ======================================

                               DOCUMENTUM, INC.

The components of income (loss) before income (loss) tax provision (benefits) are as follows:

                                                                               Year Ended December 31,
                                                                      ------------------------------------------
(in thousands)                                                             1999            1998           1997
                                                                      ------------------------------------------
Domestic income (loss)                                                 $ (16,063)       $(20,655)        $ 9,442
Foreign income                                                             3,318           3,362           1,700
                                                                      ------------------------------------------
Income (loss) before provision for (benefit from) income taxes         $ (12,745)       $(17,293)       $ 11,142
                                                                      ==========================================

The tax provision is reconciled to the amount computed using the federal statutory rate as follows:

                                                                      Year Ended December 31,
                                                              --------------------------------------
(in thousands)                                                   1999           1998           1997
                                                              ---------    -----------    ----------
Federal statutory tax provision                               $ (4,461)      $ (6,052)      $  3,900
State taxes, net of federal benefit                               (855)           808            411
Change in valuation allowance                                      416              -              -
Foreign taxes -  rate differential/unbenefited taxes               649             53            176
Foreign sales corporation benefit                                    -           (239)          (132)
Tax exempt interest                                               (591)          (574)          (406)
Purchased in process research and development                        -         12,446              -
Other                                                              509           (211)          (161)
                                                              --------     -----------    ----------
                                                              $ (4,333)      $  6,231       $  3,788
                                                              ========     ===========    ==========

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. The net valuation allowance increased by $2,641,000 in 1999. The increase is primarily attributable to net operating loss carryforwards and tax credit carryforwards resulting from the tax benefit associated with employee stock plans. The majority of the valuation allowance, if realizable, will be credited to additional paid-in capital and will not be available to offset future provision for income taxes. The significant components of the Company's deferred tax assets are $6,270,000 and $3,516,000 in other current assets as of December 31, 1999 and 1998, respectively and $2,046,000 and $1,503,000 in other assets as of December 31, 1999 and 1998, respectively are detailed as follows:

                                                 Year Ended December 31,
                                              -----------------------------
(in thousands)                                      1999            1998
                                              -----------------------------

Deferred tax assets:
      Reserves and accruals                         $ 4,325        $ 4,044
      Tax credit &  loss carryforwards                6,632            975
                                              -----------------------------
          Total deferred assets                      10,957          5,019
      Valuation allowance                            (2,641)           --
                                              -----------------------------
           Total net deferred tax assets            $ 8,316        $ 5,019
                                              =============================

                               DOCUMENTUM, INC.

NOTE 12--SEGMENT INFORMATION

The Company adopted SFAS No. 131 in fiscal 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and significant customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company's management considers its business activities to be focused on the license of its products and related services to customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. The Company markets its products in the United States and in other foreign countries through its direct sales force, worldwide system integrators and distributors.

There were no customers that comprised 10% or more of the Company's revenue in 1999, 1998 or 1997.

Percentage of revenue by country was as follows:

                                     Year Ended December 31,
                                1999           1998         1997
                             ------------  ------------ ------------
United States                   66%           73%           75%
Europe                          30%           24%           24%
Asia                             3%            -             -
Other countries                  1%            3%            1%


NOTE 13--RELATED PARTY TRANSACTIONS:

The Company has distribution agreements with Xerox and its affiliated entities, which provide Xerox, or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. For the years ended December 31, 1999, 1998 and 1997, the Company recognized license revenues from Xerox and its affiliated entities of $738,000, $9,573,000, and $3,340,000, respectively, and incurred expenses primarily for support services provided by Xerox and its affiliated entities of $64,000, $8,000, and $49,000, respectively. The net amount due from Xerox and its affiliated entities was $2,920,000 and $2,485,000 at December 31, 1999 and 1998, respectively. As of December 31, 1998, Xerox owned approximately 10% of the Company's outstanding common shares; however, on September 29, 1999, Xerox sold a majority of its holdings and on October 6, 1999, Xerox completely divested all of their remaining holdings in the Company.

NOTE 14--SUBSEQUENT EVENT (UNAUDITED):

In January 2000, the Company signed an amendment to its existing operating lease for the rental of additional office space in Pleasanton, California. The amendment provides for an additional 37,138 square feet of space, beginning July 2000 and expiring March 2006, with monthly rental payments of $147,000. This operating lease is included in the future minimum lease payment schedule at Note 10.

                               DOCUMENTUM, INC.

NOTE 15--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

Summarized quarterly supplemental consolidated financial information for 1999 and 1998 is as follows:


(in thousand, except
                                                                     Quarter ended
                                             --------------------------------------------------------------
per share data; unaudited)                     March 31,        June 30,       September 30,   December 31,
                                             --------------------------------------------------------------
1999
Total revenues                                 $  24,005       $  29,230        $  33,776       $  40,953
Gross profit                                      15,252          19,901           24,694          30,502
Operating loss                                    (7,677)         (5,321)          (2,918)           (602)
Net income (loss)                                 (4,429)         (2,742)          (1,392)            151
Basic earnings (loss) per share                $   (0.26)      $   (0.16)       $   (0.08)      $    0.01
Diluted earnings (loss) per share              $   (0.26)      $   (0.16)       $   (0.08)      $    0.01

1998
Total revenues                                 $  25,072       $  28,437        $  33,883       $  36,437
Gross profit                                      18,823          21,773           25,667          27,704
Operating income (loss)                              146           3,770          (30,804)          5,200
Net income (loss)                                    490           3,171          (31,368)          4,183
Basic earnings (loss) per share                $    0.03       $    0.20        $   (1.90)      $    0.25
Diluted earnings (loss) per share              $    0.03       $    0.19        $   (1.90)      $    0.24

SCHEDULE II

                               Documentum, Inc.
                       Valuation and Qualifying Schedule

                                           Balance at       Additional     Write-Offs and
                                          Beginning of      Charges to          Other        Balance at End
            Classification                   Period         Operations       Deductions        of Period

-------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts,
year ended:

      December 31, 1997                       $1,069,000       $1,488,000        $(20,000)        $2,537,000
                                        ====================================================================
      December 31, 1998                        2,537,000        1,459,000      (1,500,000)         2,496,000
                                        ====================================================================
      December 31, 1999                       $2,496,000       $  891,000    $ (1,558,000)       $ 1,829,000
                                        ====================================================================

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER      DESCRIPTION
         -------     -----------

          (6)2.1     Agreement and Plan of Merger and Reorganization, dated as
                     of July 16, 1998, among Registrant, RTI Acquisition
                     Corporation and Relevance Technologies, Inc.
          (1)3.1     Registrant's Amended and Restated Certificate of
                     Incorporation.
          (6)3.2     Registrant's Amendment to Amended and Restated Certificate
                     of Incorporation.
          (8)3.3     Registrant's Certificate of Designation of Series A Junior
                     Participating Preferred Stock.
          (2)3.4     Registrant's Amended and Restated Bylaws.
          (7)3.5     Registrant's Amendment to Amended and Restated Bylaws.
            4.1      Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.
          (2)4.2     Specimen stock certificate.
          (6)4.3     Registration Rights Agreement, dated July 16, 1998 between the Registrant and certain stockholders.
          (8)4.4     Rights Agreement dated as of February 3, 1999 among
                     Registrant and BankBoston, N.A.
          (6)10.1    Registrant's 1993 Equity Incentive Plan, as amended.
          (2)10.2    Form of Incentive Stock Option under the Equity Incentive
                     Plan.
          (2)10.3    Form of Nonstatutory Stock Option under the Equity
                     Incentive Plan.
          (2)10.4    Form of Early Exercise Stock Purchase Agreement.
          (7)10.5    Registrant's Employee Stock Purchase Plan, as amended.
          (2)10.6    Registrant's 1995 Non-Employee Directors' Stock Option
                     Plan.
          (2)10.7    Form of Indemnity Agreement between the Registrant and its officers and directors.
          (2)10.8    Industrial Real Estate Lease, dated September 9, 1995,
                     between the Registrant and Sunol Center Associates.
          (2)10.9    Letter Agreement, dated July 27, 1993, between the
                     Registrant and Jeffrey A. Miller.
          (7)10.10   Industrial Real Estate Lease, dated June 22, 1998, between the Registrant and Patrician Associates, Inc.
         Y(3)10.11   Services Partner Agreement, dated April 1, 1996, between
                     the Registrant and Xerox Corporation.
          (6)10.12   Registrant's 1996 Non-Officer Equity Incentive Plan as
                     amended.
          (5)10.13   Lease agreement between Registrant and Britannia Hacienda
                     IV Limited Partnership.
          (9)16.1    Letter from Pricewaterhouse Coopers L.L.P. dated September
                     28, 1999.
             21.1    Subsidiaries of the Registrant
             23.1    Consent of Independent Auditors
             23.2    Consent of Independent Auditors
             27.1    Financial Data Schedule.

     Y Confidential treatment requested and granted for portions of this exhibit.
     (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.
     (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.
     (3) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference
     (4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8(No. 333-15239) and incorporated herein by reference.
     (5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

     (6) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (333-59331).
     (7) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference
     (8) Filed as an exhibit to Registrant's current report on Form 8-K dated February 3, 1999.
     (9) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999.