Form 10-Q
period 2000-03-31
DOCUMENTUM INC
filed 2000-05-12
CIK 930885

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to_________

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

                                   Yes X  No ___.
                                      ---

     The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 17,535,023 on March 31, 2000.

                                   FORM 10-Q

                                     Index

PART I     FINANCIAL INFORMATION
 Item 1.   Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2000 and December
           31, 1999.........................................................................  Page 3

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999....................................................  Page 4

           Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999..........................................................  Page 5

           Notes to Condensed Consolidated Financial Statements.............................  Page 6

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................  Page 9

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................  Page 19

PART II    Other Information
 Item 6.   Exhibits and Reports on Form 8-K.................................................  Page 20

Signatures..................................................................................  Page 20

                               DOCUMENTUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                      March 31,           December 31,
                                                                 -----------------------------------------
                                                                        2000                  1999
                                                                 ------------------      -----------------
                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                          $     30,067          $     18,286
    Short-term investments                                                   64,762                64,258
    Accounts receivable, net                                                 38,898                37,492
    Other current assets                                                     15,511                14,674
                                                                     --------------       ---------------
       Total current assets                                                 149,238               134,710

Property and equipment, net                                                  28,513                28,030
Other assets                                                                  5,817                 6,262
                                                                     --------------       ---------------
                                                                      $     183,568         $     169,002
                                                                     ==============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          5,926                 5,645
    Accrued liabilities                                                      29,451                33,783
    Deferred revenue                                                         24,280                18,290
    Current portion of capital lease obligation                                 223                   232
                                                                     --------------       ---------------
       Total current liabilities                                             59,880                57,950
                                                                     --------------       ---------------

Long-term capital lease obligation                                               22                    73
                                                                     --------------       ---------------

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000 shares authorized;
       none issued and outstanding                                                -                     -
    Common stock, $0.001 par value; 100,000 shares authorized;
       17,535 shares and 16,840 shares issued and outstanding                    18                    17
    Additional paid-in capital                                              151,019               138,546
    Accumulated other comprehensive loss                                       (186)                  (67)
    Accumulated deficit                                                     (27,185)              (27,517)
                                                                     --------------       ---------------
       Total stockholders' equity                                           123,666               110,979
                                                                     --------------       ---------------
                                                                      $     183,568        $      169,002
                                                                     ==============       ===============

    See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data; unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                       --------------------------
                                                           2000          1999
                                                       ------------  ------------
Revenue:
  License                                                $  24,958     $  11,235
  Service                                                   17,214        12,770
                                                       -----------   -----------
   Total revenue                                            42,172        24,005
                                                       -----------   -----------

Cost of revenue:
  License                                                    1,907         1,017
  Service                                                    8,457         7,736
                                                       -----------   -----------
   Total cost of revenue                                    10,364         8,753
                                                       -----------   -----------

Gross profit                                                31,808        15,252
                                                       -----------   -----------

Operating expenses:
  Sales and marketing                                       18,526        13,065
  Research and development                                   7,674         6,165
  General and administrative                                 5,895         3,699
                                                       -----------   -----------
   Total operating expenses                                 32,095        22,929
                                                       -----------   -----------

Loss from operations                                          (287)       (7,677)

Interest and other income, net                                 782           966
                                                       -----------   -----------
Income (loss) before income tax provision (benefit)            495        (6,711)

Provision for (benefit from) income taxes                      163        (2,282)
                                                       -----------   -----------
Net income (loss)                                        $     332    $   (4,429)
                                                       ===========   ===========

Basic earnings (loss) per share                          $    0.02    $    (0.26)
                                                       ===========   ===========
Diluted earnings (loss) per share                        $    0.02    $    (0.26)
                                                       ===========   ===========

Shares used to compute basic earnings (loss) per
share                                                       17,223        16,827
                                                       ===========   ===========
Shares used to compute diluted earnings (loss) per
share                                                       19,414        16,827
                                                       ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                           ----------------------
                                                                2000       1999
                                                           ----------------------
Cash flows from operating activities:
   Net income (loss)                                       $     332     $ (4,429)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Loss on disposal of fixed assets                           310            -
      Depreciation and amortization                            2,579        1,548
      Provision for doubtful accounts                            308          437
      Changes in assets and liabilities:
       Accounts receivable                                    (1,714)      11,172
       Other current assets and other assets                    (392)        (457)
       Accounts payable                                          281        1,607
       Accrued liabilities                                    (4,332)      (7,535)
       Deferred revenue                                        5,990          989

                                                          ----------    ---------
         Net cash provided by operating activities             3,362        3,332
                                                          ----------    ---------

Cash flows from investing activities:
   Purchases of short-term investments                       (17,372)     (14,672)
   Sales of short-term investments                            16,868       15,350
   Purchases of property and equipment                        (3,372)      (2,726)

                                                          ----------    ---------
         Net cash used in investing activities                (3,876)      (2,048)
                                                          ----------    ---------

Cash flows from financing activities:
   Issuance of common stock                                   12,474        2,398
   Payments on capital lease obligations                         (60)         (32)
                                                          ----------    ---------
         Net cash provided by financing activities            12,414        2,366
                                                          ----------    ---------

Effect of exchange rate on changes in cash                      (119)        (144)
                                                          ----------    ---------

Net increase in cash and cash equivalents                     11,781        3,506
Cash and cash equivalents at beginning of period              18,286       16,240

                                                          ----------    ---------
Cash and cash equivalents at end of period                 $  30,067     $ 19,746
                                                          ==========    =========

    See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Basis of presentation

The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

New Accounting Standards

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

Comprehensive income

Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized holding gains or losses on available-for-sale marketable securities. The Company's unrealized holding gains and losses on available-for-sale marketable securities have been insignificant for all periods presented. Documentum's total comprehensive income (loss) was as follows (in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2000              1999
                                                  --------          --------

Net income (loss)                                 $    332         $  (4,429)
Other comprehensive income
  Foreign currency translation adjustment             (119)             (144)
                                                  --------         ---------
Comprehensive  income (loss)                      $    213         $  (4,573)
                                                  ========         =========



Earnings (loss) per share

Basic net earnings (loss) per share is computed using the weighted average number of shares of common stock. Diluted net earnings (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The following is a reconciliation of the computation for basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                   2000                 1999
                                                 --------            ---------

Net income (loss)                                $    332            $  (4,429)
                                                 ========            =========

Shares calculation

  Weighted average basic shares outstanding        17,223               16,827
  Effect of dilutive stock options                  2,191                    -
                                                 --------            ---------
Total shares used to compute
diluted earnings per share                         19,414               16,827
                                                 ========            =========

Basic Earnings (loss) per share                  $   0.02            $   (0.26)
                                                 ========            =========
Diluted earnings (loss) per share                $   0.02            $   (0.26)
                                                 ========            =========

Options to purchase 46,328 and 510,542 shares of common stock were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings (loss) per share because either the option's exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Related Party Transactions

The Company has distribution agreements with Xerox and its affiliated entities, which provide Xerox, or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. Prior to September 1999, Xerox owned approximately 10% of the Company's outstanding common shares; however, on September 29, 1999 Xerox sold a majority of its holdings and on October 6, 1999 Xerox completely divested all of their remaining holdings in the Company. For the three months ended March 31, 1999, the Company recognized license revenue from Xerox and its affiliated entities in the amount $265,000.

Segment Reporting

The Company's management considers its business activities to be focused on the license of its products and related services to customers. Since Management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. The Company markets its products in the United States and in other foreign countries through its direct sales force, worldwide systems integrators and distributors.

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Percentage of revenue by country or region was as follows:

                                         Three Months Ended March 31,
                                    --------------------------------------
                                          2000                   1999
                                    --------------------------------------
United States                              67%                   69%
Europe                                     31%                   27%
Asia                                        1%                    4%
Other countries                             1%                    0%


There were no customers that comprised 10% or more of the Company's revenue for the three months ended March 31, 2000 and 1999.

Subsequent Events

In April 2000, the Company purchased 400,000 shares of Series B Preferred Stock in an Application Service Provider for $2.0 million.

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

Results of Operations

     The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

                                                    Three Months Ended
                                                          March 31,
                                                    -------------------
                                                      2000        1999
                                                    --------    -------

Revenue:
   License                                                59%        47%
   Service                                                41%        53%
                                                    --------    -------
    Total revenue                                        100%       100%
                                                    --------    -------

Cost of revenue:
   License                                                 5%         5%
   Service                                                20%        32%
                                                    --------    -------
    Total cost of revenue                                 25%        37%
                                                    --------    -------

Gross profit                                              75%        63%
                                                    --------    -------

Operating expenses:
   Sales and marketing                                    44%        54%
   Research and development                               18%        26%
   General and administrative                             14%        15%
                                                    --------    -------
    Total operating expenses                              76%        95%
                                                    --------    -------

Loss from operations                                      (1%)      (32%)

Interest and other income, net                             2%         4%
                                                    --------    -------
Income (loss) before income tax provision (benefit)        1%       (28%)

Provision for (benefit from) income taxes                  0%       (10%)
                                                    --------    -------
Net income (loss)                                          1%       (18%)
                                                    ========    =======

As a Percentage of Related Revenue:

Cost of license revenue                                    8%         9%
Cost of service revenue                                   49%        61%


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

License revenues increased by 122% or $13.8 million to $25.0 million for the three months ended March 31, 2000 from $11.2 million for the three months ended March 31, 1999. The increase in license revenue for the three months ended March 31, 2000 over the same period in 1999 in absolute dollars and as a percentage of total revenues was due to an increase in the number of licenses sold, as well as an increase in the number of customers who purchased additional product licenses. In addition, the Company experienced increases in revenue due to customer acceptance of Documentum 4i, which was released in the second half of 1999 and expands the Company's product offerings into web content management. For the three months ended March 31, 2000, license sales to customers who used our software to link customers, suppliers and partners over the web generated $9.2 million in license revenue. In 1999, license revenues were adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. For the three months ended March 31, 1999, the Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers. For the three months ended March 31, 2000 and 1999 the Company had sales to a single customer accounting for $3.7 million and $1.4 million, respectively, or 15% and 13% of total license revenues, respectively. For the three months ended March 31,1999, license revenue from Xerox and certain Xerox affiliates, as systems integrators, accounted for 2% of total license revenues. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition.

Service revenues increased by 35% to $17.2 million for the three months ended March 31, 2000 from $12.8 million for the three months ended March 31, 1999, representing 41% and 53% of total revenues in the respective periods. The increase in absolute dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The decrease in service revenues as a percent of total revenues was primarily due to the increase in total license revenues in the first quarter of 2000 over the same period in 1999, causing services revenues to be lower as a percentage of total revenues.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenues from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenues from all indirect channel partners comprised 37% and 35% of license revenues for the three months ended March 31, 2000 and 1999, respectively. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenues represented 45% and 43% of license revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in international revenues as a percent of license revenues in 2000 was primarily due to significant sales to two customers in the amount of $1.5 million and $1.2 million in Europe. The Company classifies license revenues as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenues

Cost of license revenues consists primarily of the royalties paid to third-party vendors, packaging, documentation, production and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed and variable fees. Cost of license revenues increased by 88% to $1.9 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999 representing 8% and 9% of the related license revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in cost of license revenues in absolute dollars was related to higher license sales for the three months ended March 31, 2000 over the comparable period, as well as a continued shift in the mix of products being sold. The Company currently carries and integrates into its products more third party products and is selling a greater number of those products than it had in the same periods in the prior year. Thus, royalty expenses associated with the increase in sales of third party products have increased over the comparable period in 1999. Cost of revenues decreased in the first quarter of fiscal year 2000 as a percentage of license revenues due to the increase in license revenues in the first quarter of fiscal year 2000 over the same period in 1999, as described above. The Company expects the cost of license revenues to fluctuate in absolute dollar amount and as a percentage of total license revenues as the related license revenues fluctuate.

Cost of services revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers, and maintenance services, which includes telephone support. Cost of services revenue increased by 9% to $8.5 million for the three months ended March 31, 2000 from $7.7 million for the three months ended March 31, 1999, representing 49% and 61% of the related services revenue for the three months ended March 31, 2000 and 1999, respectively. The increase in cost of services revenue in absolute dollar amount was a result of increased personnel-related costs as the Company expanded its consulting, training, and maintenance operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The decrease in cost of services revenue as a percentage of services revenue for the three months ended March 31, 2000 over the same period in 1999 was primarily due to economies of scale realized as certain expenses such as technical support grew proportionately less than maintenance revenue. The Company expects the cost of services revenue to increase in absolute dollar amount as the related service revenues increase.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 42% to $18.5 million for the three months ended March 31, 2000 from $13.1 million for the three months ended March 31, 1999, representing 44% and 54% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in absolute dollar amount was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs over the comparable period. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2000 over the comparable period in 1999 was primarily due to (1) the increase in license revenues for the three months ended March 31, 2000, as described above, and (2) economies of scale realized in the first quarter of fiscal year 2000 as certain expenses such as management compensation grew proportionately less than revenues. The Company expects that sales and marketing expense will continue to increase in absolute dollar amount.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 24% to $7.7 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999, representing 18% and 26% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in absolute dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new web content products, including Documentum 4i eBusiness Edition, which was introduced in the first quarter of 2000, and enhancements to existing products. The decrease as a percentage of total revenue for the three months ended March 31, 2000 over the comparable period in 1999 was due to the increase in license revenues for the three months ended March 31, 2000, as described above. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in absolute dollar amount in order to support increased development efforts to both existing and new products.

General and administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses increased by 59% to $5.9 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999, representing 14% and 15% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in absolute dollar amount for the three months ended March 31, 2000 over the comparable period in 1999 was primarily due to increased staffing and professional fees necessary to manage and support the Company's planned growth, as well as consulting costs associated with changes to the Company's information systems. The decrease as a percentage of total revenue is due to the increase in license revenues in the first quarter of fiscal year 2000, as described above. The Company expects general and administrative expenses to increase in absolute dollar amount in order to support the growing needs of the Company.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company's cash, cash equivalents and short term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense. Interest and other income, net, decreased $0.2 million for the three months ended March 31, 2000 to $0.8 million from $1.0 million for the three months ended March 31, 1999. The decrease for the three months ended March 31, 2000 over the same period in 1999 was primarily due to interest income earned on higher cash and investment balances in the first quarter of fiscal year 1999. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

Income taxes

Income tax provision (benefit) for the interim periods is based on estimated annual income tax rates. The Company's effective tax rate for the three months ended March 31, 2000 and 1999 was 33% and 34%, respectively. The decrease in the Company's effective tax rate is a result of increased benefit from the Federal Research and Development Credit due to the recent extension of the credit to June 30, 2004.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments totaled $94.8 million at March 31, 2000 representing 52% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available-for-sale."

Net cash provided by operating activities was $3.4 million and $3.3 million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, cash generated by operations was primarily attributable to net income of $0.3 million, adjusted for depreciation and amortization of $2.6 million, loss on the disposal of fixed asset of $0.3 million and provision for doubtful accounts of $0.3 million, an increase in deferred revenue and accounts payable of $6.0 million and $0.3 million, respectively, offset by a decrease in accrued liabilities of $4.3 million and an increase in accounts receivable and other assets of $1.7 million and $0.4 million, respectively. For the three months ended March 31, 1999, cash generated by operating activities was primarily attributable to a net loss of $4.4 million, adjusted for depreciation and amortization of $1.5 million, and provision for doubtful accounts of $0.4 million, increases in accounts payable and deferred revenue of $1.6 million and $1.0 million, respectively, decreases in accounts receivable of $11.2 million, offset by a decrease in accrued liabilities of $7.5 million and an increase in other assets of $0.5 million.

For the three months ended March 31, 2000 and 1999, capital expenditures were $3.4 million and $2.7 million, respectively. Capital expenditures for the three months ended March 31, 2000 and 1999, were primarily for computer equipment, office furniture and leasehold improvements related to the new office facility described below, as well as expenditures for computer software applications related to changes and improvements made in the Company's information systems.

In April 2000, the Company purchased 400,000 shares of Series B Preferred Stock in an Application Service Provider for $2.0 million.

As of March 31, 2000, the Company received $11.1 million and $1.4 million in proceeds from employee stock option exercises and employee stock purchase plan purchases, respectively.

In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, the Company signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July 2000 and expiring in March 2006. The Pleasanton, California space serves as the Company's headquarters and contains the principal administrative, engineering, marketing and sales facilities. The Company has made and will continue to make significant capital purchases related to leasehold improvements and office furniture for new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a bank (the "Facility"). The Facility allows for borrowings of up to $20 million bearing interest at the Company's option of either: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company did not have any borrowings outstanding under this line of credit as of March 31, 2000.

In 1999, the Company entered into two capital lease agreements under a sale-leaseback arrangement for the rental of computer equipment in the amount of $292,000 and $171,000. The lease agreements require quarterly principal and interest payments in the amount of $37,000 and $22,000, respectively. The leases have interest rates of 1.66% and 2.605% and maturity dates of July 2001 and September 2001, respectively.

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

Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders, could have a significant impact on quarterly operating results and revenue. During the first half of 1999 we had a number of customers delays orders, resulting in revenue below our expectations. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from six to twelve months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be materially harmed.

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

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally requires us to engage in a lengthy sales cycle (generally between six and twelve months) to provide a significant level of education to prospective customers regarding the use and benefits of our products. We are starting to see shorter sales cycles (two to three months) as customers purchase our software to help bring their businesses on-line. Additionally, the size and complexity of any particular transaction can also cause delays in the sales cycle. The implementation of our products can involve a significant commitment of resources by customers over an extended period of time and is commonly associated with substantial reengineering efforts by the customer. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. A delay in the sale or customer implementation of even a limited number of license transactions could harm our business, financial condition and operations and cause our operating results to vary significantly from quarter to quarter.

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

End-User Customer and Industry Concentration. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. For the three months ended March 31, 2000 and 1999, sales to our five largest customers accounted for 33% and 35% of license revenue, respectively. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could harm our business, financial condition and operating results.

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

Risks Associated with Acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Such acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and the potential disruption of our ongoing business. Additionally, such acquisitions may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may harm our business and financial results.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Risk

As of March 31, 2000 the Company's investment portfolio includes $47.6 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $17.2 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
27.1              Financial Data Schedule



         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2000.


                                   DOCUMENTUM, INC.
                                   (Registrant)



                                   By: /s/ Jeffrey A. Miller
                                      ----------------------
                                   Jeffrey A. Miller
                                   President and Chief Executive Officer



                                   By: /s/ Kathleen M. Crusco
                                      -----------------------
                                   Kathleen M. Crusco
                                   Acting Chief Financial Officer
                                   Vice President, Finance and Accounting