Form 10-Q
period 2000-06-30
DOCUMENTUM INC
filed 2000-08-11
CIK 930885

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   June 30, 2000
                                                -------------

                                       OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from_______to_________


                        Commission file number: 0-27358

                                DOCUMENTUM, INC.
             (exact name of registrant as specified in its charter)

              Delaware                                 95-4261421
  (State or other jurisdiction of          (I.R.S. Employer Identification
   incorporation or organization)           No.)

6801 Koll Center Parkway, Pleasanton,                  94566-3145
  California (Address of principal                      (Zip Code)
        executive offices)

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

                                  Yes X   No
                                     ---     ___.

  The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 17,781,291 on June 30, 2000.

                                   FORM 10-Q

                                     Index

PART I    FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet as of June 30, 2000 and December
          31, 1999........................................................................  Page 3

          Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999....................................................  Page 4

          Condensed Consolidated Statements of Cash Flow for the six months ended
          June 30, 2000 and 1999..........................................................  Page 5

          Notes to Condensed Consolidated Financial Statements............................  Page 6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations......................................................................  Page 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................  Page 20

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.............................  Page 20

Item 6.   Exhibits and Reports on Form 8-K................................................  Page 20

Signature.................................................................................  Page 21

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               DOCUMENTUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (in thousands, except per share data; unaudited)

                                                                            June 30,              December 31,
                                                                         -------------------------------------
                                                                              2000                    1999
                                                                         -------------           -------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $      17,323           $      18,286
    Short-term investments                                                      76,640                  64,258
    Accounts receivable, net                                                    43,099                  37,492
    Other current assets                                                        17,232                  14,674
                                                                         -------------           -------------
       Total current assets                                                    154,294                 134,710

Property and equipment, net                                                     30,826                  28,030
Other assets                                                                     7,513                   6,262
                                                                         -------------           -------------
                                                                         $     192,633           $     169,002
                                                                         =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $       5,754           $       5,645
    Accrued liabilities                                                         33,083                  33,783
    Deferred revenue                                                            23,772                  18,290
    Current portion of capital lease obligation                                    185                     232
                                                                         -------------           -------------
       Total current liabilities                                                62,794                  57,950
                                                                         -------------           -------------

Long-term capital lease obligation                                                   -                      73
                                                                         -------------           -------------

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000 shares authorized;
       none issued and outstanding                                                   -                       -
    Common stock, $0.001 par value; 100,000 shares authorized;
       17,781 and 16,840 shares issued and outstanding                              18                      17
    Additional paid-in capital                                                 155,982                 138,546
    Accumulated other comprehensive loss                                          (494)                    (67)
    Accumulated deficit                                                        (25,667)                (27,517)
                                                                         -------------           -------------
       Total stockholders' equity                                              129,839                 110,979
                                                                         -------------           -------------
                                                                         $     192,633           $     169,002
                                                                         =============           =============


    See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data; unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                  --------------------------           ------------------------
                                                                    2000              1999               2000           1999
                                                                  ---------        ---------           ---------      ---------
Revenue:
   License                                                        $  25,499        $  15,852           $  50,456      $  27,086
   Service                                                           19,221           13,378              36,436         26,149
                                                                  ---------        ---------           ---------      ---------
    Total revenue                                                    44,720           29,230              86,892         53,235
                                                                  ---------        ---------           ---------      ---------

Cost of revenue:
   License                                                            1,518            1,529               3,425          2,547
   Service                                                            9,393            7,800              17,850         15,536
                                                                  ---------        ---------           ---------      ---------
    Total cost of revenue                                            10,911            9,329              21,275         18,083
                                                                  ---------        ---------           ---------      ---------

Gross profit                                                         33,809           19,901              65,617         35,152
                                                                  ---------        ---------           ---------      ---------

Operating expense:
   Sales and marketing                                               19,020           14,201              37,547         27,266
   Research and development                                           8,801            6,389              16,475         12,554
   General and administrative                                         5,138            4,632              11,032          8,331
                                                                  ---------        ---------           ---------      ---------
    Total operating expense                                          32,959           25,222              65,054         48,151
                                                                  ---------        ---------           ---------      ---------

Income (loss) from operations                                           850           (5,321)                563        (12,999)

Interest and other income, net                                        1,416            1,167               2,198          2,134
                                                                  ---------        ---------           ---------      ---------
Income (loss) before income tax provision (benefit)                   2,266           (4,154)              2,761        (10,865)

Provision for (benefit from) income taxes                               748           (1,412)                911         (3,694)
                                                                  ---------        ---------           ---------      ---------
Net income (loss)                                                 $   1,518        $  (2,742)          $   1,850      $  (7,171)
                                                                  =========        =========           =========      =========

Basic earnings (loss) per share                                   $    0.09        $   (0.16)          $    0.11      $   (0.43)
                                                                  =========        =========           =========      =========
Diluted earnings (loss) per share                                 $    0.08        $   (0.16)          $    0.10      $   (0.43)
                                                                  =========        =========           =========      =========

Shares used to compute basic earnings (loss) per share               17,597           16,821              17,410         16,824
                                                                  =========        =========           =========      =========
Shares used to compute diluted earnings (loss) per share             19,391           16,821              19,425         16,824
                                                                  =========        =========           =========      =========

    See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (in thousands; unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                       -------------------------
                                                                                          2000           1999
                                                                                       -------------------------
Cash flow from operating activities:
   Net income (loss)                                                                   $   1,850       $ (7,171)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                       5,305          3,320
       Provision for doubtful accounts                                                       382           (432)
       (Gain) loss on disposal of fixed assets                                               554           (143)
       Changes in assets and liabilities:
         Accounts receivable                                                              (5,989)         9,536
         Other current assets and other assets                                            (1,797)        (1,142)
         Accounts payable                                                                    109          4,944
         Accrued liabilities                                                                (700)        (4,587)
         Deferred revenue                                                                  5,482          2,317
                                                                                       ---------       --------
          Net cash provided by operating activities                                        5,196          6,642
                                                                                       ---------       --------

Cash flow from investing activities:
   Purchases of short-term investments                                                   (73,045)       (62,570)
   Sales of short-term investments                                                        60,663         73,526
   Net purchases of property and equipment                                                (8,655)       (13,500)
   Purchases of long-term investments                                                     (2,012)             -
                                                                                       ---------       --------
          Net cash used in investing activities                                          (23,049)        (2,544)
                                                                                       ---------       --------

Cash flow from financing activities:
   Issuance of common stock                                                               17,437          2,588
   Repurchase of common stock                                                                  -         (5,562)
   Repayments on capital lease obligations                                                  (120)           (57)
                                                                                       ---------       --------
          Net cash provided by (used in) financing activities                            17,317         (3,031)
                                                                                       ---------       --------

Effect of exchange rate changes on cash                                                     (427)          (295)
                                                                                       ---------       --------

Net increase (decrease) in cash and cash equivalents                                        (963)           772
Cash and cash equivalents at beginning of period                                          18,286         16,240
                                                                                       ---------       --------
Cash and cash equivalents at end of period                                             $  17,323       $ 17,012
                                                                                       =========       ========

See accompanying notes to condensed consolidated financial statements.

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Basis of presentation

The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. The consolidated results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

New Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101, as amended, as required in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its results of operations or financial position.

The Company will adopt SFAS No. 133, "Accounting of Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, when required, in the first quarter of fiscal year 2001. The Company does not expect the adoption of SFAS No. 133, as amended, to have a material impact on its results of operations or financial position.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gains or losses and unrealized holding gains or losses on available-for-sale marketable securities. The Company's unrealized holding gains and losses on available-for-sale marketable securities have been insignificant for all periods presented. Documentum's total comprehensive income (loss) was as follows (in thousands):

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                ---------------------------------------   -----------------------------------
                                                       2000                 1999               2000               1999
                                                --------------------   ----------------   ----------------   ----------------
Net income (loss)                                $             1,518   $         (2,742)  $          1,850   $         (7,171)
Other comprehensive income (loss):
    Foreign currency translation adjustment                     (308)              (151)              (427)              (295)
                                                --------------------   ----------------   ----------------   ----------------
       Comprehensive income (loss)              $              1,210   $         (2,893)  $          1,423   $         (7,466)
                                                ====================   ================   ================   ================

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

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following is a reconciliation of the computation for basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                ---------------------------------    --------------------------------
                                                     2000             1999                2000             1999
                                                ---------------  ----------------    ---------------  ---------------
Net income (loss)                               $         1,518  $         (2,742)   $         1,850  $        (7,171)
                                                ===============  ================    ===============  ===============

Shares calculation:
    Weighted average shares outstanding                  17,597            16,821             17,410           16,824
    Stock options                                         1,794                 -              2,015                -
      Total shares used to compute
                                                ---------------  ----------------    ---------------  ---------------
      diluted earnings per share                         19,391            16,821             19,425           16,824
                                                ===============  ================    ===============  ===============

Earnings (loss) per basic share                 $          0.09  $          (0.16)   $          0.11  $         (0.43)
                                                ===============  ================    ===============  ===============
Earnings (loss) per diluted share               $          0.08  $          (0.16)   $          0.10  $         (0.43)
                                                ===============  ================    ===============  ===============

Options to purchase 205,718 and 3,487,866, shares of common stock were outstanding during the three months ended June 30, 2000 and 1999, respectively, and 116,776, and 3,579,512 shares of common stock were outstanding during the six months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings (loss) per share because either the option's exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Related Party Transactions

The Company has distribution agreements with Xerox and its affiliated entities, which provide Xerox, or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. Prior to September 1999, Xerox owned approximately 10% of the Company's outstanding common shares; however, on September 29, 1999 Xerox sold a majority of its holdings and on October 6, 1999 Xerox completely divested all of their remaining holdings in the Company. For the three and six months ended June 30, 1999, the Company recognized license revenue from Xerox and its affiliated entities in the amount of $472,000 and $737,000, respectively.

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

                               DOCUMENTUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Percentage of revenue by country or region was as follows (in thousands):

                                       Three Months Ended June 30,           Six Months Ended June 30,
                                     ---------------------------------    --------------------------------
                                          2000             1999                 2000            1999
                                     --------------- -----------------    ----------------- --------------
United States                                   72%               69%                  70%            69%
Europe                                          26%               25%                  28%            26%
Asia                                             1%                4%                   1%             4%
Other countries                                  1%                2%                   1%             1%

There were no customers that comprised 10% or more of the Company's revenue for the three and six months ended June 30, 2000 and 1999.

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

Results of Operations

     The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                   ------------------------------  ---------------------
                                                        2000            1999          2000       1999
                                                    --------------  --------------  ---------  ----------
Revenue:
   License                                                    57%             54%        58%         51%
   Service                                                    43%             46%        42%         49%
                                                    ------------    ------------    -------    --------
    Total revenue                                            100%            100%       100%        100%
                                                    ------------    ------------    -------    --------

Cost of revenue:
   License                                                     3%              5%         4%          5%
   Service                                                    21%             27%        21%         29%
                                                    ------------    ------------    -------    --------
    Total cost of revenue                                     24%             32%        24%         34%
                                                    ------------    ------------    -------    --------

Gross profit                                                  76%             68%        76%         66%
                                                    ------------    ------------    -------    --------

Operating expense:
   Sales and marketing                                        43%             49%        43%         51%
   Research and development                                   20%             22%        19%         24%
   General and administrative                                 11%             16%        13%         16%
                                                    ------------    ------------    -------    --------
    Total operating expense                                   74%             86%        75%         90%
                                                    ------------    ------------    -------    --------

Income (loss) from operations                                  2%           (18%)         1%       (24%)


Interest and other income, net                                 3%              4%         3%         4%
                                                    ------------    ------------    -------    --------
Income (loss) before income tax provision (benefit)            5%           (14%)         3%       (20%)

Provision for (benefit from) income taxes                      2%            (5%)         1%        (7%)
                                                    ------------    -----------     -------    -------
Net income (loss)                                              3%            (9%)         2%       (13%)
                                                    ============    ===========     =======    =======

As a Percentage of Related Revenue:

Cost of license revenue                                        6%             10%         7%          9%
Cost of service revenue                                       49%             58%        49%         59%

Revenues

The Company's revenues are derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed and determinable, and collection is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. Beginning January 1, 1998, the Company has recognized revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended.

License revenues increased by 61% or $9.6 million to $25.5 million for the three months ended June 30, 2000 from $15.9 million for the three months ended June 30, 1999 and increased by 86% or $23.4 million to $50.5 million for the six months ended June 30, 2000 from $27.1 million for the six months ended June 30, 1999. The increase in license revenue for the three and six months ended June 30, 2000 over the same period in 1999 in absolute dollars and as a percentage of total revenues was due to an increase in the number of new licenses sold, as well as an increase in the number of customers who purchased additional product licenses. In addition, the Company experienced increases in revenue due to customer acceptance of Documentum 4i, which was released in the second half of 1999 and expanded the Company's product offerings into web content management. In 1999, license revenues were adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. For the three and six months ended June 30, 1999, the Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers. For the three months ended June 30, 1999 the Company had sales to a single customer accounting for $1.6 million, or 10% of total license revenues. The Company did not have any sales to a single customer that accounted for greater than 10% of license revenue for the three and six months ended June 30, 2000 and for the six months ended June 30, 1999. For the three and six months ended June 30 1999, license revenue from Xerox and certain Xerox affiliates, as systems integrators, accounted for 3% of total license revenues. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition.

Service revenues increased by 44% to $19.2 million for the three months ended June 30, 2000 from $13.4 million for the three months ended June 30, 1999, representing 43% and 46% of total revenues in the respective periods and increased by 39% to $36.4 million for the six months ended June 30, 2000 from $26.1 million for the six months ended June 30, 1999, representing 42% and 49% of total revenues in the respective periods. The increase in absolute dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The decrease in service revenues as a percent of total revenues was primarily due to the increase in total license revenues in the first half of 2000 over the same period in 1999, causing services revenues to be lower as a percentage of total revenues.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenues from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenues from all indirect channel partners comprised 52% and 29% of license revenues for the three months ended June 30, 2000 and 1999, respectively, and 45% and 32% of license revenue for the six months ended June 30, 2000 and 1999, respectively. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenues represented 37% and 45% of license revenues for the three months ended June 30, 2000 and 1999, respectively, and 41% and 45% of license revenues for the six months ended June 30, 2000 and 1999, respectively. The decrease in international revenues as a percent of license revenues in 2000 was primarily due to a rise in total license revenue in the first half of 2000 as compared to the same period in 1999. The general industry slowdown in the first half of fiscal year 1999 negatively impacted domestic revenue to a greater extent than international revenue. The Company classifies license revenues as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the

Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenues

Cost of license revenues consists primarily of the royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed and variable fees. Cost of license revenues was $1.5 million for the three months ended June 30, 2000 and June 30, 1999, and increased by 35% to $3.4 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999 representing 6% and 10% of the related license revenues for the three months ended June 30, 2000 and 1999, respectively, and 7% and 9% of the related license revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in cost of license revenues for the six months ended June 30, 2000, in absolute dollars was related to higher license sales for the six months ended June 30, 2000 over the comparable period, as well as a continued shift in the mix of products being sold. The Company currently carries and integrates into its products more third party products and is selling a greater number of those products than it had in the same period in the prior year. Thus, royalty expenses associated with the increase in sales of third party products have increased over the comparable period in 1999. Cost of revenues decreased as a percentage of license revenues for the three and six months ended June 30, 2000 over the comparable periods in 1999 due to the increase in license revenues in the first half of fiscal year 2000 over the same periods in 1999, as described above. In addition, in the first half of 2000, even though the Company sold more royalty bearing products than those sold in the same period in 1999, the sales of these products did not grow proportionately to license revenue thus cost of license revenue declined as a percentage of license revenue. The Company expects the cost of license revenues to fluctuate in absolute dollar amount and as a percentage of total license revenues as the related license revenues fluctuate.

Cost of services revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers and maintenance services, which includes telephone support. Cost of services revenue increased by 20% to $9.4 million for the three months ended June 30, 2000 from $7.8 million for the three months ended June 30, 1999 and increased by 15% to $17.9 million for the six months ended June 30, 2000 from $15.5 million for the six months ended June 30, 1999, representing, 49% and 58% of the related services revenue for the three months ended June 30, 2000 and 1999, respectively, and 49% and 59% of the related services revenue for the six months ended June 30, 2000 and 1999, respectively. The increase in cost of services revenue in absolute dollar amount was a result of increased personnel-related costs as the Company expanded its consulting, training and maintenance operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The decrease in cost of services revenue as a percentage of services revenue for the three and six months ended June 30, 2000 over the same periods in 1999 was primarily due to economies of scale realized as certain expenses such as technical support grew proportionately less than maintenance revenue, as well as the continued improvement in consulting margins in fiscal year 2000 over 1999. The Company expects the cost of services revenue to increase in absolute dollar amount as the related service revenues increase.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 34% to $19.0 million for the three months ended June 30, 2000 from $14.2 million for the three months ended June 30, 1999, and increased 38% to $37.5 million for the six months ended June 30, 2000 from $27.3 million for the six months ended June 30, 1999 representing 43% and 49% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 43% and 51% of total revenue for the six months ended June 30, 2000 and 1999, respectively. The increase in absolute dollar amount in 2000 over the comparable period in 1999 was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs in order to create awareness and a position in the content management market. The decrease in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2000 over the comparable periods in 1999 was primarily due to (1) the increase in license revenues for the three and six months ended June 30, 2000, as described above, and (2) economies of scale realized in the first half of fiscal year 2000 as certain expenses, such as management compensation, grew proportionately less than revenues. The Company expects that sales and marketing expense will continue to increase in absolute dollar amount.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 38% to $8.8 million for the three months ended June 30, 2000 from $6.4 million for the three months ended June 30, 1999, and increased by 31% to $16.5 million for the six months ended June 30, 2000 from $12.6 million for the six months ended June 30, 1999, representing 20% and 22% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 19% and 24% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in absolute dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new web content products, including Documentum 4i eBusiness Edition, which was introduced in the first and second quarter of 2000, localization of Documentum 4i eBusiness Edition, which began in the second quarter of 2000, and enhancements to existing products. The decrease as a percentage of total revenue for the three and six months ended June 30, 2000 over the comparable periods in 1999 was due to the increase in license revenues for the three and six months ended June 30, 2000, as described above. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in absolute dollar amount in order to support increased development efforts to both existing and new products.

General and administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses increased by 11% to $5.1 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999, and increased by 32% to $11.0 million for the six months ended June 30, 2000 from $8.3 million for the six months ended June 30, 1999, representing 11% and 16% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 13% and 16% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in absolute dollar amount for the three and six months ended June 30, 2000 over the comparable periods in 1999 was primarily due to increased staffing and professional fees necessary to manage and support the Company's planned growth, as well as consulting costs associated with changes to the Company's information systems. The decrease as a percentage of total revenue is due to the increase in license revenues in the first half of fiscal year 2000, as described above. The Company expects general and administrative expenses to increase in absolute dollar amount in order to support the growing needs of the Company.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company's cash, cash equivalents and short term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense. Interest and other income, net, increased $0.2 million for the three months ended June 30, 2000 to $1.4 million from $1.2 million for the three months ended June 30, 1999 and increased by $0.1 million for the six months ended June 30, 2000 to $2.2 million from $2.1 million for the six months ended June 30, 1999. The increase for the three and six months ended June 30, 2000 over the same periods in 1999 was primarily due to interest income earned on higher cash and investment balances in the first half of fiscal year 2000. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

Income taxes

Income tax provision (benefit) for the interim periods is based on estimated annual income tax rates. The Company's effective tax rate for the three and six months ended June 30, 2000 was 33% and was 34% for the three and six months ended June 30, 1999. The decrease in the Company's effective tax rate is a result of increased benefit from the Federal Research and Development Credit due to the recent extension of the credit to June 30, 2004.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments totaled $94.0 million at June 30, 2000 representing 49% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are classified as "available-for-sale."

Net cash provided by operating activities was $5.2 million and $6.6 million for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, cash generated by operations was primarily attributable to net income of $1.9 million, adjusted for depreciation and amortization of $5.3 million, loss on the disposal of fixed assets of $0.6 million and provision for doubtful accounts of $0.4 million, an increase in deferred revenue and accounts payable of $5.5 million and $0.1 million, respectively, offset by a decrease in accrued liabilities of $0.7 million and an increase in accounts receivable and other assets of $6.0 million and $1.8 million, respectively. For the six months ended June 30, 1999, cash generated by operating activities was primarily attributable to a net loss of $7.2 million, adjusted for depreciation and amortization of $3.3 million, provision for doubtful accounts of $0.4 million, gain on sales of fixed assets of $0.1 million, increases in accounts payable and deferred revenue of $4.9 million and $2.3 million, respectively, decreases in accounts receivable of $9.5 million, offset by a decrease in accrued liabilities of $4.6 million and an increase in other assets of $1.1 million.

For the six months ended June 30, 2000 and 1999, capital expenditures were $8.7 million and $13.5 million, respectively. Capital expenditures for the six months ended June 30, 2000 and 1999, were primarily for computer equipment, office furniture and leasehold improvements related to the new office facility described below, as well as expenditures for computer software applications related to changes and improvements made in the Company's information systems.

In April 2000, the Company purchased 400,000 shares of Series B Preferred Stock in an Application Service Provider for $2.0 million.

As of June 30, 2000, the Company received $16.0 million and $1.4 million in proceeds from employee stock option exercises and employee stock purchase plan purchases, respectively.

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

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a bank (the "Facility"). The Facility allows for borrowings of up to $20 million bearing interest at the Company's option of either: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company did not have any borrowings outstanding under this line of credit as of June 30, 2000.

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

Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders, could have a significant impact on quarterly operating results and revenue. During the first half of 1999 we had a number of customers delay orders, resulting in revenue below our expectations. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from six to twelve months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be materially harmed.

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

Product Concentration. To date, substantially all of our revenue has been attributable to sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect that Documentum 4i and related products and services will account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, harm our business, financial condition and results of operations.

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

End-User Customer and Industry Concentration. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. For the three months ended June 30, 2000 and 1999, sales to our five largest customers accounted for 29% and 15% of license revenue, respectively and for the six months ended June 30, 2000 and 1999, sales to our five largest customers accounted for 21% and 11% of license revenue, respectively. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could harm our business, financial condition and operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Interest Rate Risk

As of June 30, 2000 the Company's investment portfolio includes $60.6 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $16.0 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

PART II. OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on May 25, 2000 (the "Annual Meeting").

(c)  The following matters were voted upon at the Annual Meeting:

     (i) The first matter related to the election of two director nominees, Michael Pehl and Edward J. Zander as directors of the Company to serve until the 2003 annual meeting of stockholders. The votes cast and withheld for such nominees were as follow:

            Names                    For                 Withheld
            -----                    ---                 --------
            Michael Pehl          15,519,595             364,676
            Edward J. Zander      12,513,964             3,370,307

     (ii) The second matter related to the approval of an amendment of the Company's 1993 Equity Incentive Plan, to increases the aggregate number of shares of Common Stock authorized for issuance under such plan to 500,000 shares. 5,556,011 votes were cast for approval, 8,209,185 were cast against approval, and there were 14,234 abstentions and 2,104,841 broker non-votes.

     (iii) The third matter related to the approval of an amendment of the Company's Employee Stock Purchase Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares and to add provisions to automatically increase the number of shares reserved under such plan on an annual basis. 7,948,875 votes were cast for approval, 5,811,746 were cast against approval, and there were 19,259 abstentions and 2,104,391 broker non-votes.

     (iv) The fourth matter related to the Company's 1995 Non-Employee Directors' Stock Option Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 100,000 shares. 7,848,392 votes were cast for approval, 5,913,374 were cast against approval, and there were 17,664 abstentions and 2,104,841 broker non-votes.

     (v) The fifth matter related to the ratification of the appointment of Arthur Andersen LLP as the independent auditors of the Company for its fiscal year ending December 31, 2000. 15,867,598 votes were cast for ratification, 8,284 votes were cast against ratification and there were 8,389 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

EXHIBIT

NUMBER            DESCRIPTION
------            -----------
27.1              Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                             SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2000.

                                             DOCUMENTUM, INC.
                                             (Registrant)


                                             By: /s/ Bob L. Corey
                                                 ----------------
                                             Bob L. Corey
                                             Executive Vice President &
                                             Chief Financial Officer