Form 10-Q
period 2000-09-30
DOCUMENTUM INC
filed 2000-11-13
CIK 930885

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                              --------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to__________


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

                                   Yes X   No
                                      ----   ----

    The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 18,214,193 on September 30, 2000.

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION
  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2000 and
           December 31, 1999.................................................. Page 3

           Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999...................... Page 4

           Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2000 and 1999.................................. Page 5

           Notes to Condensed Consolidated Financial Statements............... Page 6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. Page 9

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........Page 20

PART II       Other Information

  Item 6.  Exhibits and Reports on Form 8-K................................... Page 20

Signature..................................................................... Page 20

PART I.   FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                                                                   September 30,   December 31,
                                                                                       2000            1999
                                                                                   --------------  --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................  $      22,358   $      18,286
     Short-term investments......................................................         77,691          64,258
     Accounts receivable, net....................................................         48,613          37,492
     Other current assets........................................................         12,992          14,674
                                                                                   --------------  --------------

         Total current assets....................................................        161,654         134,710
Property and equipment, net......................................................         32,403          28,030
Other assets.....................................................................          7,530           6,262
                                                                                   --------------  --------------
                                                                                  $     201,587   $     169,002
                                                                                   ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable............................................................  $       3,649   $       5,645
     Accrued liabilities.........................................................         37,455          33,783
     Deferred revenue............................................................         21,312          18,290
     Current portion of capital lease obligation.................................            125             232
                                                                                   --------------  --------------

         Total current liabilities...............................................         62,541          57,950
                                                                                   --------------  --------------

Long-term capital lease obligation...............................................               -             73
                                                                                   --------------  --------------

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and
       outstanding...............................................................              -               -
     Common stock, $0.001 par value; 100,000 shares authorized; 18,214 and
       16,840 shares issued and outstanding                                                   18              17
     Additional paid-in capital..................................................        162,948         138,546
     Accumulated other comprehensive loss........................................           (822)            (67)
     Accumulated deficit.........................................................        (23,098)        (27,517)
                                                                                   --------------  --------------

         Total stockholders' equity..............................................        139,046         110,979
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                                                                   $     201,587   $     169,002
                                                                                   ==============  ==============

     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)



                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,           September 30,
                                                                  ----------------------  -----------------------
                                                                    2000        1999         2000        1999
                                                                  ----------  ----------  ----------- -----------

Revenue:
     License...................................................   $  31,368   $  19,503   $   81,824  $   46,589
     Service...................................................      20,342      14,273       56,778      40,422
                                                                  ----------  ----------  ----------- -----------

         Total revenue.........................................      51,710      33,776      138,602      87,011
                                                                  ----------  ----------  ----------- -----------

Cost of revenue:
     License...................................................       2,301       1,317        5,726       3,864
     Service...................................................       9,617       7,765       27,467      23,300
                                                                  ----------  ----------  ----------- -----------

         Total cost of revenue.................................      11,918       9,082       33,193      27,164
                                                                  ----------  ----------  ----------- -----------

Gross profit...................................................      39,792      24,694      105,409      59,847
                                                                  ----------  ----------  ----------- -----------

Operating expense:
     Sales and marketing.......................................      22,044      15,787       59,591      43,054
     Research and development..................................       9,172       6,212       25,647      18,765
     General and administrative................................       5,846       5,613       16,878      13,944
                                                                  ----------  ----------  ----------- -----------

         Total operating expense...............................      37,062      27,612      102,116      75,763
                                                                  ----------  ----------  ----------- -----------

Income (loss) from operations..................................       2,730      (2,918)       3,293     (15,916)

Interest and other income, net.................................       1,104         809        3,303       2,942
                                                                  ----------  ----------  ----------- -----------

Income (loss) before income tax provision (benefit)............       3,834      (2,109)       6,596     (12,974)

Provision for (benefit from) income taxes......................       1,265        (717)       2,177      (4,411)
                                                                  ----------  ----------  ----------- -----------
                                                                  ----------  ----------  ----------- -----------
Net income (loss)..............................................   $   2,569   $  (1,392)  $    4,419  $   (8,563)
                                                                  ==========  ==========  =========== ===========

Basic earnings (loss) per share................................   $    0.14   $   (0.08)  $     0.25  $    (0.51)
                                                                  ==========  ==========  =========== ===========

Diluted earnings (loss) per share..............................   $    0.13   $   (0.08)  $     0.23  $    (0.51)
                                                                  ==========  ==========  =========== ===========

Shares used to compute basic earnings (loss) per share.........      18,028      16,512       17,618      16,718
                                                                  ==========  ==========  =========== ===========

Shares used to compute diluted earnings (loss) per share.......      19,974      16,512       19,623      16,718
                                                                  ==========  ==========  =========== ===========

     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                          -----------------------
                                                                                             2000        1999
                                                                                          ----------- -----------
Cash flow from operating activities:
     Net income (loss).................................................................   $    4,419  $   (8,563)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization...................................................        7,670       6,089
       Provision for doubtful accounts.................................................          818         (71)
       Loss (gain) on disposal of fixed assets.........................................          554        (143)
       Deferred tax asset..............................................................        3,655           -
       Changes in assets and liabilities:
         Accounts receivable...........................................................      (11,939)     (1,807)
         Other current assets and other assets.........................................       (1,229)       (614)
         Accounts payable..............................................................       (1,996)      1,902
         Accrued liabilities...........................................................        3,672      (2,732)
         Deferred revenue..............................................................        3,022       8,199
                                                                                          ----------- -----------
           Net cash provided by operating activities...................................        8,646       2,260
                                                                                          ----------- -----------
Cash flow from investing activities:
     Purchases of short-term investments...............................................     (220,823)    (73,556)
     Sales of short-term investments...................................................      207,390      91,384
     Net purchases of property and equipment...........................................      (12,597)    (18,424)
     Purchases of long-term investments................................................       (2,012)          -
                                                                                          ----------- -----------
           Net cash used in investing activities.......................................      (28,042)       (596)
                                                                                          ----------- -----------
Cash flow from financing activities:
     Issuance of common stock..........................................................       24,403       3,941
     Repurchase of common stock........................................................            -     (10,062)
     Proceeds from debt................................................................            -         292
     Repayments on capital lease obligations...........................................         (180)          -
                                                                                          ----------- -----------
           Net cash provided by (used in) financing acitivities........................       24,223      (5,829)
                                                                                          ----------- -----------
Effect of exchange rate changes on cash................................................         (755)         52
                                                                                          ----------- -----------
Net increase (decrease) in cash and cash equivalents...................................        4,072      (4,113)
Cash and cash equivalents at beginning of period.......................................       18,286      16,240
                                                                                          ----------- -----------
Cash and cash equivalents at end of period.............................................   $   22,358  $   12,127
                                                                                          =========== ===========

     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUBSEQUENT EVENT

STOCK SPLIT
On October 18, 2000, Documentum's Board of Directors declared a two-for-one stock split on the Company's Common Stock effected in the form of a stock dividend to be distributed on November 13, 2000 to stockholders of record on November 1, 2000. The effective date of the stock split will be November 14, 2000. The accompanying financial statements do not reflect the impact of this stock split.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. The consolidated results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

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

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                              --------------------------------- ---------------------------------
                                                   2000             1999             2000              1999
                                              ---------------   --------------   --------------   --------------
Net income (loss)                                     $2,569           $(1,392)         $4,419          $(8,563)
Other comprehensive income (loss):
Foreign currency translation adjustment                 (328)              347            (755)              52
                                              ---------------   ---------------  --------------   --------------
Comprehensive income (loss)                           $2,241           $(1,045)         $3,664          $(8,511)
                                              ===============   ===============  ==============   ==============


EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of shares of common stock. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

The following is a reconciliation of the computation for basic and diluted earnings (loss) per share (in thousands, except per share data):


                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                   ----------------------  ----------------------
                                                                     2000        1999        2000        1999
                                                                   ---------  -----------  ---------  -----------
Net income (loss)...............................................   $  2,569   $   (1,392)  $  4,419   $   (8,563)
                                                                   =========  ===========  =========  ===========
Shares calculation:
Weighted average shares outstanding.............................     18,028       16,512     17,618       16,718
Stock options...................................................      1,946            -      2,005            -
                                                                   =========  ===========  =========  ===========

Total shares used to compute diluted earnings per share.........     19,974       16,512     19,623       16,718
                                                                   =========  ===========  =========  ===========

Earnings (loss) per basic share.................................   $   0.14   $    (0.08)  $   0.25   $    (0.51)
                                                                   =========  ===========  =========  ===========
Earnings (loss) per diluted share...............................   $   0.13   $    (0.08)  $   0.23   $    (0.51)
                                                                   =========  ===========  =========  ===========

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Options to purchase 253,368 and 3,161,353, shares of common stock were outstanding during the three months ended September 30, 2000 and 1999, respectively, and 168,028, and 3,485,766 shares of common stock were outstanding during the nine months ended September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings (loss) per share because either the option's exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

RELATED PARTY TRANSACTIONS

The Company has distribution agreements with Xerox and its affiliated entities, which provide Xerox, or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. Prior to September 1999, Xerox owned approximately 10% of the Company's outstanding common shares; however, on September 29, 1999 Xerox sold a majority of its holdings and on October 6, 1999 Xerox completely divested all of their remaining holdings in the Company. For the three and nine months ended September 30, 1999, the Company recognized license revenue from Xerox and its affiliated entities in the amount of $118,000 and $855,000, respectively.

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

Percentage of revenue by country or region was as follows (in thousands):

                        Three Months Ended             Nine Months Ended
                           September 30,                 September 30,
                     --------------------------    --------------------------
                        2000          1999             2000          1999
                     ------------ -------------    -------------- -----------
United States                73%           63%               71%         67%
Europe                       22%           34%               26%         29%
Asia                          2%            3%                2%          3%
Other countries               3%            0%                1%          1%


For the three months ended September 30, 2000, there was a sale to one customer that comprised 11% of total revenue. For the nine months ended September 30, 2000, and for the three and nine months ended September 30, 1999, no customer comprised more that 10% of total revenue.

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

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:


                                                                    Three Months Ended      Nine Months Ended
                                                                      September 30,           September 30,
                                                                  ----------------------- ----------------------
                                                                     2000        1999       2000        1999
                                                                  -----------  ---------- ----------  ----------
Revenue:
   License......................................................          61%         58%        59%         54%
   Service......................................................          39%         42%        41%         46%
                                                                  -----------  ---------- ----------  ----------
     Total revenue..............................................         100%        100%       100%        100%
                                                                  -----------  ---------- ----------  ----------
Cost of revenue:
   License......................................................           4%          4%         4%          4%
   Service......................................................          19%         23%        20%         27%
     Total cost of revenue......................................          23%         27%        24%         31%
                                                                  -----------  ---------- ----------  ----------

Gross profit....................................................          77%         73%        76%         69%
                                                                  -----------  ---------- ----------  ----------

Operating expense:
   Sales and marketing..........................................          43%         47%        43%         49%
   Research and development.....................................          18%         18%        19%         22%
   General and administrative...................................          11%         17%        12%         16%
                                                                  -----------  ---------- ----------  ----------
     Total operating expense....................................          72%         82%        74%         87%
                                                                  -----------  ---------- ----------  ----------

Income (loss) from operations...................................           5%          (9)%        2%       (18)%

Interest and other income, net..................................           2%           3%         2%         3%
                                                                  -----------  ---------- ----------  ----------
                                                                  -----------  ---------- ----------  ----------
Income (loss) before income tax provision (benefit).............           7%         (6)%        4%        (15)%

Provision for (benefit from) income taxes.......................           2%         (2)%        2%         (5)%
                                                                  -----------  ---------- ----------  ----------
                                                                  -----------  ---------- ----------  ----------
Net income (loss)...............................................           5%         (4)%        2%        (10)%
                                                                  ===========  ========== ==========  ==========

As a Percentage of Related Revenue:

Cost of license revenue.........................................           7%          7%         7%          8%
Cost of service revenue.........................................          47%         54%        48%         58%


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

License revenues increased by 61% or $11.9 million to $31.4 million for the three months ended September 30, 2000 from $19.5 million for the three months ended September 30, 1999 and increased by 76% or $35.2 million to $81.8 million for the nine months ended September 30, 2000 from $46.6 million for the nine months ended September 30, 1999. The increase in license revenue for the three and nine months ended September 30, 2000 over the same periods in 1999 in absolute dollars and as a percentage of total revenues was due to an increase in the number of new licenses sold, as well as an increase in the number of customers who purchased additional product licenses. In addition, the Company experienced increases in revenue due to customer acceptance of Documentum 4i, which was released in the second half of 1999 and expanded the Company's product offerings into web content management. In 1999, license revenues were adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. For the three and nine months ended September 30, 1999, the Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers. For the three months ended September 30, 2000 the company had sales to two customers which accounted for $5.6 million and $3.2 million of license revenue, respectively, or 18% and 10% of license revenue, respectively. For the three months ended September 30, 1999 the company had sales to a single customer which accounted for $4.5 million or 23% of total license revenues. The Company did not have any sales to a single customer that accounted for greater than 10% of license revenue for the nine months ended September 30, 2000 or for the nine months ended September 30, 1999. For the three and nine months ended September 30 1999, license revenue from Xerox and certain Xerox affiliates, as systems integrators, accounted for 1% and 2% of total license revenues, respectively.

Service revenues increased by 43% to $20.3 million for the three months ended September 30, 2000 from $14.3 million for the three months ended September 30, 1999, representing 39% and 42% of total revenues in the respective periods and increased by 41% to $56.8 million for the nine months ended September 30, 2000 from $40.4 million for the nine months ended September 30, 1999, representing 41% and 47% of total revenues in the respective periods. The increase in absolute dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and consulting services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The decrease in service revenues as a percent of total revenues was primarily due to the increase in total license revenues in the first nine months of 2000 over the same period in 1999, causing services revenues to be lower as a percentage of total revenues.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenues from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators and distributors. Revenues from all indirect channel partners comprised 34% and 28% of license revenues for the three months ended September 30, 2000 and 1999, respectively, and 40% and 30% of license revenue for the nine months ended September 30, 2000 and 1999, respectively. Revenues from indirect partners for any period are subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenues represented 34% and 53% of license revenues for the three months ended September 30, 2000 and 1999, respectively, and 38% and 48% of license revenues for the nine months ended September 30, 2000 and 1999, respectively. The decrease in international revenues as a percent of license revenues in 2000 was primarily due to a rise in total license revenue in the first nine months of 2000 as compared to the same period in 1999. In addition, the Company had a sale to a single domestic customer in the amount of $5.6 million during the three months ended September 30, 2000. The general industry slowdown in the first nine months of fiscal year 1999 negatively impacted domestic revenue to a greater extent than international revenue. In addition, in fiscal 1999 the Company had an enterprise-wide sale to a single global customer in the amount of $4.5 million in Europe, which increased international revenue as a percentage of overall worldwide sales. The Company classifies license revenues as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

COST OF REVENUES

Cost of license revenues consists primarily of the royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed and variable fees. Cost of license revenues increased 75% to $2.3 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999, and increased by 48% to $5.7 million for the nine months ended September 30, 2000 from $3.9 million for the nine months ended September 30, 1999 representing 7% of the related license revenues for the three months ended September 30, 2000 and 1999 and 7% and 8% of the related license revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in cost of license revenues for the nine months ended September 30, 2000, in absolute dollars was related to higher license sales for the nine months ended September 30, 2000 over the comparable period, as well as a continued shift in the mix of products being sold. The Company currently carries and integrates into its products more third party products and is selling a greater number of those products than it had in the same period in the prior year. Thus, royalty expenses associated with the increase in sales of third party products have increased over the comparable period in 1999. Cost of revenues stayed the same and decreased as a percentage of license revenues for the three and nine months ended September 30, 2000, respectively, over the comparable periods in 1999 due to the increase in license revenues in the first nine months of fiscal year 2000 over the same periods in 1999, as described above. In addition, in the first nine months of 2000, even though the Company sold more royalty bearing products than those sold in the same period in 1999, the sales of these products did not grow proportionately to license revenue thus cost of license revenue declined as a percentage of license revenue. The Company expects the cost of license revenues to fluctuate in absolute dollar amount and as a percentage of total license revenues as the related license revenues fluctuate.

Cost of services revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers and maintenance services, which includes telephone support. Cost of services revenue increased by 24% to $9.6 million for the three months ended September 30, 2000 from $7.8 million for the three months ended September 30, 1999 and increased by 18% to $27.5 million for the nine months ended September 30, 2000 from $23.3 million for the nine months ended September 30, 1999, representing, 47% and 54% of the related services revenue for the three months ended September 30, 2000 and 1999, respectively, and 48% and 58% of the related services revenue for the nine months ended September 30, 2000 and 1999, respectively. The increase in cost of services revenue in absolute dollar amount was a result of increased personnel-related costs as the Company expanded its consulting, training and maintenance operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The decrease in cost of services revenue as a percentage of services revenue for the three and nine months ended September 30, 2000 over the same periods in 1999 was primarily due to economies of scale realized as certain expenses such as technical support grew proportionately less than maintenance revenue, as well as the continued improvement in consulting margins in fiscal year 2000 over 1999. The Company expects the cost of services revenue to increase in absolute dollar amount as the related service revenues increase.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 40% to $22.0 million for the three months ended September 30, 2000 from $15.8 million for the three months ended September 30, 1999, and increased 38% to $59.6 million for the nine months ended September 30, 2000 from $43.1 million for the nine months ended September 30, 1999 representing 43% and 47% of total revenues for the three months ended September 30, 2000 and 1999, respectively, and 43% and 49% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. The increase in absolute dollar amount in 2000 over the comparable period in 1999 was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs in order to create awareness and a position in the content management market. The decrease in sales and marketing expenses as a percentage of total revenues for the three and nine months ended

September 30, 2000 over the comparable periods in 1999 was primarily due to (1) the increase in license revenues for the three and nine months ended September 30, 2000, as described above, and (2) economies of scale realized in the first nine months of fiscal year 2000 as certain expenses, such as management compensation, grew proportionately less than revenues. The Company expects that sales and marketing expense will continue to increase in absolute dollar amount.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 48% to $9.2 million for the three months ended September 30, 2000 from $6.2 million for the three months ended September 30, 1999, and increased by 37% to $25.6 million for the nine months ended September 30, 2000 from $18.8 million for the nine months ended September 30, 1999, representing 18% of total revenues for the three months ended September 30, 2000 and 1999 and 19% and 22% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in absolute dollar amount reflects the expansion of the Company's engineering staff and related costs required to support the development of new web content products, including Documentum 4i eBusiness Edition, which was introduced in the first and second quarter of 2000, localization of Documentum 4i eBusiness Edition, which began in the second quarter of 2000, and enhancements to existing products. Research and development costs stayed the same and decreased as a percentage of total revenue for the three and nine months ended September 30, 2000, respectively, over the comparable periods in 1999, due to the increase in license revenues for the three and nine months ended September 30, 2000, as described above. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in absolute dollar amount in order to support increased development efforts to both existing and new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses increased by 4% to $5.8 million for the three months ended September 30, 2000 from $5.6 million for the three months ended September 30, 1999, and increased by 21% to $16.9 million for the nine months ended September 30, 2000 from $13.9 million for the nine months ended September 30, 1999, representing 11% and 17% of total revenues for the three months ended September 30, 2000 and 1999, respectively, and 12% and 16% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in absolute dollar amount for the three and nine months ended September 30, 2000 over the comparable periods in 1999 was primarily due to increased staffing and professional fees necessary to manage and support the Company's planned growth, as well as consulting costs associated with changes to the Company's information systems. The decrease as a percentage of total revenue is due to the increase in license revenues in the first nine months of fiscal year 2000, as described above. The Company expects general and administrative expenses to increase in absolute dollar amount in order to support the growing needs of the Company.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, consists primarily of interest income earned on the Company's cash, cash equivalents and short term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense. Interest and other income, net, increased by $0.3 million for the three months ended September 30, 2000 to $1.1 million from $0.8 million for the three months ended September 30, 1999 and increased by $0.4 million for the nine months ended September 30, 2000 to $3.3 million from $2.9 million for the nine months ended September 30, 1999. The increase for the three and nine months ended September 30, 2000 over the same periods in 1999 is a result of higher average cash balances and higher average interest rates earned on these cash balances in 2000. The Company has shifted its investment strategy in the three months ended September 30, 2000 from a portfolio containing predominantly tax-exempt securities to include more higher-yielding, taxable securities. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

INCOME TAXES

Income tax provision (benefit) for the interim periods is based on estimated annual income tax rates. The Company's effective tax rate for the three and nine months ended September 30, 2000 was 33% and was 34% for the three and nine months ended September 30, 1999. The decrease in the Company's effective tax rate is a result of increased benefit from the Federal Research and Development Credit due to the recent extension of the credit to June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments totaled $100.0 million at September 30, 2000 representing 50% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are classified as "available-for-sale."

Net cash provided by operating activities was $8.6 million and $2.3 million for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, cash generated by operations was primarily attributable to net income of $4.4 million, adjusted for depreciation and amortization of $7.7 million, provision for doubtful accounts of $0.8 million and loss on the disposal of fixed assets of $0.5, decrease in deferred tax asset of $3.6 million, an increase in accrued liabilities and deferred revenue of $3.7 million and $3.0 million, respectively, offset by an increase in accounts receivable of $11.9 million and decreases in accounts payable and other assets of $2.0 million and $1.2 million, respectively. For the nine months ended September 30, 1999, cash generated by operating activities was primarily attributable to a net loss of $8.6 million, adjusted for depreciation and amortization of $6.1 million, provision for doubtful accounts of $0.1 million, gain on sales of fixed assets of $0.1 million, increases in accounts payable and deferred revenue of $1.9 million and $8.2 million, respectively, offset by increases in accounts receivable and other assets in the amount of $1.8 million and $0.6 million, respectively, and a decrease in accrued liabilities of $2.7 million.

For the nine months ended September 30, 2000 and 1999, capital expenditures were $12.6 million and $18.4 million, respectively. Capital expenditures for the nine months ended September 30, 2000 and 1999, were primarily for computer equipment, office furniture and leasehold improvements related to the new office facility described below, as well as expenditures for computer software applications related to changes and improvements made in the Company's information systems.

In April 2000, the Company purchased 400,000 shares of Series B Preferred Stock in an Application Service Provider for $2.0 million.

As of September 30, 2000, the Company received $20.6 million and $3.8 million in proceeds from employee stock option exercises and employee stock purchase plan purchases, respectively.

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

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a bank (the "Facility"). The Facility allows for borrowings of up to $20 million bearing interest at the Company's option of either: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The

Company must comply with certain financial covenants and conditions as described in the Facility. The Company did not have any borrowings outstanding under this line of credit as of September 30, 2000.

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

RISK FACTORS

UNCERTAINTY OF FUTURE OPERATING RESULTS. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:

o       demand for our products;
o       the level of product and price competition;
o       the length of our sales cycle;
o       the size and timing of individual license transactions;
o       the delay or deferral of customer implementations;
o our success in expanding our customer support organization, direct sales force and indirect distribution channels;
o       the timing of new product introductions and product enhancements;
o       changes in our pricing policy;
o the publication of opinions concerning us, our products or technology by industry analysts;
o       the mix of products and services sold;
o       levels of international sales;
o       activities of and acquisitions by competitors;
o       the timing of new hires;
o       changes in foreign currency exchange rates;
o       our ability to develop and market new products and control costs; and
o       domestic and international economic and political conditions.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Our net revenue and operating results may vary drastically from quarter to quarter because of numerous factors largely beyond our control, including the following:

o       the potential delay in recognizing revenue from license transactions;
o       the discretionary nature of our customers' budget and purchase cycles;
o       variations in our customers' fiscal or quarterly cycles;
o       the size and complexity of our license transactions;
o       the timing of new product releases;

o       seasonal variations in operating results; and
o the tendency to realize a substantial amount of revenue in the last weeks, or even days, of each quarter.

Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders, could have a significant impact on quarterly operating results and revenue. During the first nine months of 1999 we had a number of customers delay orders, resulting in revenue below our expectations. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from six to twelve months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be materially harmed.

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

END-USER CUSTOMER AND INDUSTRY CONCENTRATION. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. For the three months ended September 30, 2000 and 1999, sales to our five largest customers accounted for

40% and 42% of license revenue, respectively and for the nine months ended September 30, 2000 and 1999, sales to our five largest customers accounted for 22% and 23% of license revenue, respectively. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical and architectural engineering and construction industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could harm our business, financial condition and operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK - INTEREST RATE RISK

As of September 30, 2000 the Company's investment portfolio includes $62.7 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $15.0 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT
NUMBER         DESCRIPTION
-------        ------------
27.1           Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.





                                    SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2000.

                                            DOCUMENTUM, INC.
                                            (Registrant)


                                            By:   /s/ BOB L. COREY
                                               --------------------------
                                               Bob L. Corey
                                               Executive Vice President
                                               & Chief Financial Officer