Form 10-K
period 2000-12-31
DOCUMENTUM INC
filed 2001-03-30
CIK 930885

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 2001 as reported on the Nasdaq National market, was approximately $781,200,354. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 36,547,385 on February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for Registrant's 2001 Annual Meeting of Stockholders to be held May 24, 2001 are incorporated by reference in
Part III of this Form 10-K.

================================================================================

                                    FORM 10-K

                                      INDEX

PART I
   Item 1.   Business .................................................................................     Page 3
   Item 2.   Properties ...............................................................................    Page 19
   Item 3.   Legal Proceedings ........................................................................    Page 19
   Item 4.   Submission of Matters to a Vote of Security Holders ......................................    Page 19

PART II
   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ................    Page 20
   Item 6.   Selected Consolidated Financial Data .....................................................    Page 22
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations ...............................................................................    Page 24
  Item 7A    Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk ..........    Page 31
   Item 8.   Consolidated Financial Statements and Supplementary Data .................................    Page 31
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosures ..............................................................................    Page 31

PART III
   Item 10.  Directors and Executive Officers of the Registrant .......................................    Page 32
   Item 11.  Executive Compensation ...................................................................    Page 32
   Item 12.  Security Ownership of Certain Beneficial Owners and Management ...........................    Page 32
   Item 13.  Certain Relationships and Related Transactions ...........................................    Page 32

PART IV
   Item 14.  Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and
             Reports on Form 8-K ......................................................................    Page 33

SIGNATURES ............................................................................................    Page 34

                                     PART I

ITEM 1. BUSINESS

General

Documentum develops, markets, and supports an open, flexible, Internet-scalable content management platform that enables companies to create, deliver, publish and personalize content in various formats across ebusiness applications. Documentum's adaptable collaboration and content management solutions enable corporate developers and Internet Systems Integrators to implement robust e-business applications with the reliability, scalability, and interoperability required by today's 24x7 Internet economy. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenue has been from licenses of its family of internet-scale content management system products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support content management for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, the next generation open, standards-based content management platform. This platform allows for the creation, delivery, management and personalization of content and the delivery of that content to an information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 the Company introduced four packaged Editions based on the Documentum 4i platform. These editions - Web Content Management, Portal Content Management, B2B Content Management, and Compliance -- offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. The Company expects that license and service revenue from Documentum 4i and newer product offerings will account for substantially all of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of these products.

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

Increasingly, Documentum's content management solutions are being used to accelerate and extend companies' online presence, delivering active and trusted content to multiple channels. These solutions enable more than 1100 Internet and Global 2000 companies to apply trusted content within and between organizations, driving e-business applications that connect employees, customers and business partners. Content management solutions that facilitate customer and business connections have proven to be a logical extension of traditional Documentum solutions targeting employee connections. Documentum content management solutions drive customer connections by delivering active and trusted content on demand to enable 24x7 customer self-service, online commerce and personalized promotions. Online procurement, 24x7 partner self-service, and collaborative innovation and planning are examples of Documentum content management solutions that enable business connections. In all cases, Documentum content management solutions offer the same level of security, scalability, business process integration, and responsiveness required for e-business interactions.

As of December 31, 2000, the Company employed 893 persons, including 339 in sales and marketing, 126 in its consulting and training services organization, 80 in customer technical support, 205 in research and development and 143 in finance and administration. Of these, 223 are located in Europe, 29 are located in Asia Pacific and the remainder is located in North America.

The Company was incorporated in Delaware in January 1990. The Company's principal executive offices are located at 6801 Koll Center Parkway, Pleasanton, California, 94566. Its telephone number is (925) 600-6800. The Company's home page can be located on the World Wide Web at http://www.documentum.com. As used in this document, the "Company" and "Documentum," and other similar terms refer to Documentum, Inc. and its subsidiaries.

Documentum(R), Documentum 4i(TM), Documentum e-Content Server(TM), Documentum Desktop Client(TM), Documentum Intranet Client(TM), Documentum Web Publisher(TM), Documentum Content Personalization Services(TM), Documentum RightSite(R), Documentum Administrator(TM), Documentum Developer Studio(TM), Documentum Content

Authentication Services(TM), Documentum Site Delivery Services(TM), Documentum WebCache(TM), Documentum ContentCaster(TM), Documentum e-Connectors(TM), (including Documentum e-Connector for SAP(TM), Documentum e-Connector for Notes Mail(TM), Documentum e-Connector for BEA(TM), Documentum e-Connector for ATG(TM), and Documentum e-Connector for JDBC), Documentum CADLink(TM), Documentum iTeam(TM), Documentum DocControl Manager(TM), Documentum Corrective Action Manager(TM), Documentum Dynamic Content Assembly(TM), GMPharma(TM), Documentum DocInput(TM), Documentum DocViewer(TM), Documentum DocLoader(TM), AutoRender(TM), Documentum Reporting Gateway(TM), Documentum Print Services Manager(TM), Docbase(TM), and Docbroker(TM) are trademarks of Documentum, Inc. All other trademarks or service marks appearing in this document are the property of their respective holders.

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

The ability to create, manage, personalize and publish dynamic content on demand is vital to e-business connections. Content motivates on-line buying decisions and extends market reach. It lets knowledge workers collaborate on product research, design, manufacturing and marketing regardless of their location or business affiliation. Content makes possible self-service customer support over the Web. It is indispensable to the contracts, invoices and requests for proposals that result from effective negotiations.

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

Today, more than 1100 Global 2000 organizations rely on the Documentum 4i(TM) eBusiness Edition, a product architecture with XML capabilities, to manage dynamic content within and between their organizations to drive e-business interactions with customers, business partners, and employees.

Documentum 4i helps to ensure that content applied for e-business is live, trusted, smart and available in the required format. It facilitates content creation among collaborative teams and speeds deployment by integrating with complementary system components of the "content supply chain." This contributes to increased efficiency and predictability, improved accuracy, and repeatable best practices. In addition, Documentum 4i can automate business processes that drive the creation, management, approval, distribution, and archival of content, whether for delivery to a Web site or for internal use. This can involve partners, customers, employees, or other members of a virtual community.

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

Enterprise integration is key to fast, effective deployment. Through its open and standards based architecture, Documentum 4i integrates with the core components of a global computing infrastructure. This includes integration with commerce platforms such as IBM and Microsoft, enterprise systems such as PeopleSoft and SAP that drive back office business processes, target marketing tools and Web Application Servers from companies such as BEA Systems, BroadVision, and Art Technology Group (ATG), and authoring tools such as FrontPage, DreamWeaver and Microsoft Office. Documentum 4i also supports industry-standard development environments, techniques, languages and directories such as Microsoft Interdev, JSP, ASP, JavaScript, Java, COM, Enterprise Java Beans and LDAP.

Built on top of Documentum 4i are content management solutions that are fundamental to accelerating e-business initiatives with specific packages designed to help companies engage in online transactions, business exchanges, partner and supplier relationships, and related e-business interactions. These packages include Documentum 4i Web Content Management Edition for establishing true processes and controls that solve Web site production bottlenecks; Documentum 4i Compliance Edition for content assurance in regulated or controlled environments; Documentum 4i Portal Content Management Edition for extending portal capabilities to allow users to advance workflows and act on what they see; and the Documentum 4i B2B Edition for bringing advanced content management to marketplace exchanges and commerce sites.

Documentum Products

Documentum 4i eBusiness Platform Edition. Documentum 4i is an Internet-scale enterprise-wide content management platform offering automated services that support content creation, management, staging and delivery. At the heart of Documentum 4i is the e-Content Server, which implements the Documentum content repository and a rich set of content contribution, workflow, process automation services, and lifecycle automation services for controlling and managing content and processes throughout and between distributed enterprises. Included in Documentum 4i are the Desktop and Intranet clients that help users access and view trusted content stored in one or more Documentum content repositories from their desktops or a Web browser. With XML capability, Documentum 4i enables XML authoring, management, and reuse thereby allowing non-technical users to create and publish XML content. Companies can leverage XML for delivering personalized, re-purposed content to multiple Web sites and multiple wireless devices.

Documentum Developer Studio. Developer Studio is a rapid application development environment and is integrated within Documentum 4i eBusiness Edition. Developer Studio enables developers to rapidly create and package together the elements that comprise e-business applications, enabling fast deployment of content management solutions that solve specific business problems. Industry-standard tools and technologies including Java, VJ++ and Visual InterDev, as well as ASP and JSP development tools are leveraged to offer an entirely graphical environment for creating, reusing, and assembling components to speed development of e-business applications. The Developer Studio includes Documentum Foundation Class (DFC) and the Web Development Kit (WDK). The DFC is an object-oriented API layer written in Java that provides direct access to a robust and dependable API set, a variety of industry-standard languages and developer tools, and platform functionality. The WDK is a developer's toolkit for creating custom Web applications that leverage the Documentum eContent Server and repository. Built on an extensible J2EE framework, WDK provides a familiar development environment that allows developers to easily create or customize reusable components that encapsulate standardized functions or incorporate functionality provided by other Documentum components.

Documentum Administrator. Included within Documentum 4i eBusiness Edition, Documentum Administrator is a powerful Web administration tool designed to remove the complexity of deploying and maintaining distributed content across multiple internal and external sites. Because it supports standard Web browsers, Documentum Administrator provides a universal point of access from any desktop platform for managing and administering all repositories, servers, users, and groups regardless of their location across a virtual enterprise. By automating administrative tasks, Documentum Administrator helps provide enterprise-wide integrity of business-critical content while lowering the cost of owning and maintaining e-business applications.

Documentum Editions. Documentum offers four packaged Editions built on the Documentum 4i eBusiness Edition. Each Edition offers a tailored mix of core technology from Documentum 4i and leverages Documentum 4i's ability to manage the unlimited volumes of trusted content. Support and services (including maintenance and training) are purchased with each Edition. As companies grow, 4i Editions offer flexibility, scalability, and expandability by allowing the addition of other 4i platform components. The four Edition packages are:

- Documentum 4i Web Content Management Edition. The Documentum 4i WCM Edition provides enterprise-scale Web content management system with the ability to create, manage, personalize, and deliver dynamic content across the Web. Documentum 4i Platform is extended by adding components specifically required for developing and deploying trusted content to corporate Web sites, quickly, and easily.

- Documentum 4i Portal Content Management Edition. The Documentum 4i Portal Edition is currently scheduled to be released during 2001. The Documentum 4i Portal Edition extends and enhances portal capabilities by transforming corporate portals into interactive e-business tools that allow users within and beyond the enterprise to access and act on trusted content. Whether unlocking enterprise information or enabling collaborative projects, the Documentum 4i Portal Edition provides an easy-to-use entryway to business-critical content.

- Documentum 4i B2B Edition. The Documentum 4i B2B Edition is currently scheduled to be released during 2001. The Documentum 4i B2B Edition will be designed to solve many of the content requirements for companies engaged in strategic exchange of goods with customers, vendors, and channel partners.

- Documentum 4i Compliance Edition. The Documentum 4i Compliance Edition is designed to allow compliance with standards and regulatory rulings that govern how a company does business. This Edition provides the full set of products required to control, audit, report, and secure trusted content, the basis on which companies bring their products to market.

Documentum Site Delivery Services (SDS). Site Delivery Services includes two major components, Documentum WebCache and ContentCaster, enabling the delivery and deployment of content. WebCache is a content caching feature that provides high-speed, Internet-scalable content delivery. WebCache scales outside the firewall providing fast delivery of content and meta-data to a variety of web site delivery engines such as application servers, single web server or multiple web servers, and web farms. ContentCaster allows for reliable and quick content deployment.

Content Personalization Services (CPS). CPS streamlines the tedious work of content tagging and categorization by automatically analyzing content for concepts and keywords and storing the results as tags. With CPS, users can select from a list of optional metadata defined by site administrators or click a button to create a list of suggested metadata based on content parsing -- reducing or altogether eliminating manual tagging, searching, and updating.

iTeam. iTeam is an intuitive, Web-based portal that accelerates project execution and increases efficiency by enabling all users within and beyond the enterprise to participate in projects through contribution and collaboration. Through project reuse, iTeam leverages existing knowledge, captures best practices, and builds on previous experience.

DocControl Manager (DCM). Included with the Documentum 4i Compliance Edition, DCM allows users in highly regulated industries to create, review, revise, approve, and distribute controlled documents online to meet stringent quality goals and compliance requirements. DocControl Manager provides a familiar Web interface that lets users link disconnected processes for collecting, sharing, and applying knowledge in an audited environment.

Corrective Action Manager. Complementary with the DocControl Manager, Corrective Action Manager allows users to track necessary changes to quality processes quickly and easily in a controlled manner that meets the most stringent regulatory standards. Corrective Action Manager includes functionality to automate and streamline every aspect of correction action for the complete document lifecycle from submission through analysis. Some of Corrective Action Manager's system capabilities include web interface, security controls, customized content, user notification of amendments to a corrective action at any lifecycle stage, statistical report generation, and attachment of related documents to a corrective action at any life cycle stage.

Content Authentication Services. Documentum Content Authentication Services is a software development kit within the Documentum 4i Compliance Edition that, when integrated with Documentum-based applications, enables both trusted and regulated content management. Content Authentication Services provides standard methods for enabling an extensive audit trail, securely links signatures to documents, and manages system functions such as user authorization, signature verification, and system configuration. It also provides a standard Web-based user interface designed for records management professionals and system administrators. Through this interface, these users can configure specific details of the audit trails and electronic signature handling to conform with the records migration and records management policies of their organizations.

GMPharma. As part of the Documentum 4i Compliance Edition, Documentum also offers a joint pharmaceutical industry solution with PricewaterhouseCoopers
(PwC) called GMPharma(TM) aimed at streamlining regulatory compliance processes in the pharmaceutical industry. Co-developed and co-marketed by Documentum and PwC, GMPharma brings together the deep domain expertise in delivering for scalable enterprise content management solutions and PwC's consulting expertise in managing complex, global EDM deployments for pharmaceutical companies.

In addition to the above products, the Company integrates a number of third-party products that help to provide a whole solution tailored to a customers e-business needs. Among those products are AutoRender Pro, which transforms common desktop application files into PDF or HTML for broad-based distribution, Documentum DocLoader, which allows the rapid and controlled bulkloading of any kind of documents from legacy and external sources into Documentum 4I, Documentum DocViewer, which enables access to different types of images, such as TIFF and PDF, Documentum DocInput, which enables users to easily capture paper documents into the Documentum content repository, CADLink, which automates the full-drawing lifecycle management of CAD drawings in a Documentum content repository, and provides Contributors, Consumers and Coordinators with specific tools that are targeted to the particular requirements of their roles, and Framelink, which is a family of products that accelerate the process of developing and delivering technical documentation, product manuals, and other complex, customized documents that undergo multiple reviews and revisions -- all from within the FrameMaker interface.

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

Documentum/PeopleSoft Integration. Documentum and PeopleSoft have teamed to provide an integration of Documentum 4i with PeopleSoft Manufacturing. The Documentum/PeopleSoft integration links engineering, manufacturing, and downstream functions into a single system for managing product information, documents and data seamlessly across the enterprise.

Consulting and Training Services

Deploying enterprise content management solutions involves both a strategic vision and a tactical implementation methodology. Global organizations needing assistance in developing or refining their approach to such a solution can engage directly with the Documentum Worldwide Consulting Services organization. Documentum Consulting understands the requirements for defining an enterprise strategy, and offers architectural design support and best-in-class implementation approaches for each of the Documentum 4i Editions, as well as for the underlying eBusiness Platform. These service offerings help to enable e-business initiatives within and between global organizations, with time-to-deployment as a primary objective.

Documentum Consulting is strategically aligned by Edition to deliver best-practice services that apply product and deployment expertise to the support of market and customer requirements including:

- Creation of enterprise-scale web content management solutions with the ability to create, manage, personalize and deliver dynamic content across the web;

- Enabling real-time contribution and collaboration through the integration of enterprise corporate content and portal interfaces;

- Managing the control, auditing, reporting and security processes associated with content required to demonstrate regulatory compliance and adherence to industry standards and practices;

- Facilitating the aggregation, transformation and syndication of content for online exchanges and support for the automation of the e-business supply chain for vendors, partners and customers;

- Supporting fundamental platform technology management functions including administration, performance, capacity planning, high-availability, strategic architecture design and deployment strategies; and

- Providing design and deployment support to system integrator and technology partners in the design and deployment of industry solutions and best-of-breed integrations.

Documentum Education offers a curriculum of courses on Documentum products for End Users, Application Developers and System Administrators. Courses are available at the Company's training centers in Pleasanton, Chicago, Philadelphia, London, Munich, and Paris. Documentum Education can also be delivered at a customer's site.

Technical Support Services

Documentum offers four technical support options. At the cornerstone of the Documentum Customer Support program is the Standard Support Services agreement. The Standard Services agreement provides free maintenance releases and upgrades, access to the wealth of information and online help via our Electronic Service Center, and expert technical phone support for all Documentum products during normal local business hours. Documentum's Electronic Service Center is a Web site that provides learning, technical tips, and problem resolutions shared by Documentum's network of support and competency centers.

For customers with round-the-clock production Documentum Mission-Critical Support provides worldwide technical support 24 hours a day, 365 days a year. Documentum currently operates four Technical Support Centers in geographic locations that provide local support in all major time zones and for those customers with a Mission-Critical Support agreement, a 24x7 follow-the-sun support model. The service centers are located in California, the United Kingdom, Germany, and Australia. Each center offers different levels of hotline technical support, remote dial-in services for problem identification and access to maintenance and patch releases for supported and purchased products.

With Documentum Developer Support, customers can leverage Documentum's development experts' knowledge and experience in the latest technical tools and capabilities to help streamline their Documentum development process and ensure maximum coding efficiency and quality.

In addition to Standard Support Services, Developer Support, and Mission-Critical Support, Documentum offers the Premier Account Support. Global and leading-edge companies require significant knowledge of Documentum plans and strategies in order to prepare and quickly implement their applications. With Premier Account Support, customers receive in-depth and regular communication on plans, directions, partner activities and technical topics. Documentum's Premier Account Support program offers structured sharing of plans and strategies for managing content in B2B, B2C, and B2E environments.

Strategy

The Company's objective is to be the leader in enterprise content management. Our strategy is to provide superior products and related services to accelerate e-business initiatives within the Global 2000. To achieve this objective, we have adopted the following strategies:

Maintain Leadership in the Content Management Market. The Company's industry-leading solutions for e-business applications enable enterprises to accelerate their online presence. These solutions enable customers to create, deliver, and personalize content of all formats -- from internal and external contributors, for business processes that extend beyond the enterprise, to multiple delivery channels (print, Web, and PDA) and across an extensive network of affiliate and partner sites. These customers are applying trusted content within and between their organizations for online commerce and personalized promotions, 24x7 customer and partner self-service, online exchanges, electronic procurement, collaborative planning and innovation and related e-business applications. With our flagship product Documentum 4i, we offer a platform for businesses of any size to achieve a competitive online presence. We intend to enhance our technology leadership position through continued innovation on our Documentum 4i content management platform and e-business applications suite to enable an end-to-end content supply chain within and between organizations. During Q4 of 2000, Documentum introduced the next generation version of the 4i eBusiness Platform offering end-to-end XML content management and the ability to store content and properties of any language in a single repository.

Expand Channel Reach and Effectiveness. We expand our channel reach by strengthening our network of sales and strategic e-business and technology partners. The Company has accelerated the development, introduction and acceptance of Documentum solutions through select systems integrators, Internet professional services providers, e-commerce technology partners, and resellers. These e-business partners serve as extensions of the sales force and development staff, enabling the Company to achieve high growth rates without incurring additional overhead and infrastructure expenses. They bring valuable technical and domain expertise and established business relationships with companies seeking to bring their businesses online. By reorganizing our sales and consulting into a single field organization and assembling teams of e-business experts to help reduce sales cycles in e-business engagements, we are accelerating the deployment of content management solutions. As of December 31, 2000, Documentum developed relationships with over 30 partners in the eBusiness ecosystem, including BEA, ATG, PwC, Plumtree, IBM, and many others.

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

Expand our Global Presence. We combine extensive operations in North America, Europe and Asia with a worldwide network of partners to provide dedicated service to businesses worldwide. The Company intends to build upon its successful international business performance by growing its sales, consulting and technical support operations around the world. We intend to leverage this global presence to capitalize on the rapid worldwide growth of the electronic commerce and e-business market. In 2000, the Company formed global account teams to better manage large global business opportunities, and opened new sales offices in Hong Kong, Singapore, and Taiwan.

Increase Brand Awareness and Leverage Deep Vertical Presence. The Company intends to continue investing in branding and awareness building efforts to drive greater mind share of Documentum as the leading provider of enterprise content management solutions that power today's e-business. At the same time, we will extend our established vertical presence to cultivate and drive emerging e-business opportunities. We will also invest in establishing thought leadership focused on demonstrating how our solutions are critical for new and emerging business models. Recently, Forrester Research ranked Documentum in the top three best technologies for content management. Also in 2000, Imaging and Document Solutions Magazine awarded Documentum our second consecutive Product of the Year Award for content management.

Customers

With over 270 new customers in 2000, Documentum set another record for adding new customers in a single year. More than 1100 of the Global 2000 organizations and Internet companies now rely on Documentum solutions to manage dynamic content within and between their organizations. These customers include:
Administaff, AT&T, Bayer AG, BMW AG, BP Amoco, Bristol Myers-Squibb, Brodia, Charles Schwab, Chevron, Colgate Palmolive, Delta Airlines, Deutsche Bank, Dow Chemical, Entergy, Halliburton, Linklaters, Monsanto, Nortel Networks, Origin, PeopleSoft, Pfizer, Purdue Pharmaceuticals, Rhone-Poulenc Rorer, Royal & Sun, Scudder, Telstra, UBS Warburg, United Airlines, Volkswagen AG, and Wellington Management.

Sales and Marketing

The Company licenses its products through its own direct sales force as well as complementary indirect channels primarily consisting of key systems integrators, distributors, technical partners, and application service providers (ASPs). Sales teams are organized in regional markets and the Company currently has 14 sales offices in the United States, three sales offices in Europe, sales offices in Japan, Korea, Hong Kong, Singapore, Taiwan, and Australia, as well as distributors in Europe, the Middle East, Asia-Pacific and South Africa.

The Company's field sales force conducts multiple presentations and demonstrations of the content management solutions to management and users at the customer site as part of the direct sales effort. One of the Company's objectives is to reduce customers' product development time and increase operational efficiency by designing Web applications for particular business-critical processes. Traditional sales cycles generally last from three to nine months, but are much shorter when delivering Web-based solutions. The direct sales force is responsible for local partner support, joint sales efforts and management of multiple channels. See "Risk Factors--Lengthy Sales and Implementation Cycles."

Our direct sales staff is currently based at the Company's corporate headquarters in Pleasanton, California and at field sales offices in the U.S. metropolitan areas of Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, New York, Philadelphia, San Francisco, and Washington, D.C., and abroad in London, Munich, Paris, Tokyo, Seoul, Hong Kong, Singapore, Taipei, and Melbourne. To support its sales force, the Company conducts comprehensive marketing programs, which include public relations, telemarketing, seminars, trade shows, education and user group conferences.


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

The Company expects to continue to enhance its existing products, develop new products and augment its product and technology base through the Company's own efforts as well as through acquisitions. For the years ended December 31 2000, 1999 and 1998, research and development expenses were $35.3 million, $25.8 million, and $18.2 million, respectively. Historically, the Company has expensed its software development costs as incurred.

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

Industry Standards

Documentum provides an open, standards-based content management platform and family of e-business applications targeted to customers' unique e-business requirements. The Company is active in numerous standards efforts for the Web, including the Web Distributed Authoring and Versioning (WebDAV) standard and Extensible Markup Language (XML), and the Company's products are designed for interoperability with critical Web standards such as HTTP and HTML.

Documentum is the repository of choice for customers using XML. Many of our most sophisticated customers use their content repository today for this purpose, and search XML zones there to find the right content at the right time. With its latest release of the 4i eBusiness Platform, Documentum now supports end-to-end XML capabilities, including the creation of XML content using industry standard tools, disassembly and reassembly of XML content components (fragments), validation of various XML schemas and transformation between schemas as needed. Documentum's XML capabilities power emerging XML e-business applications and will allow businesses to transfer content seamlessly with other businesses, enabling efficient business-to-business operations across the Internet and multiple proprietary secure networks.

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

RISK FACTORS

The Company's operating results are unpredictable and may vary. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:

-       demand for our products;

-       the level of product and price competition;

-       the length of our sales cycle;

-       the size and timing of individual license transactions;

-       the delay or deferral of customer implementations;

- our success in expanding our customer support organization, direct sales force and indirect distribution channels;

-       the timing of new product introductions and product enhancements;

-       changes in our pricing policy;

- the publication of opinions concerning us, our products or technology by industry analysts;

-       the mix of products and services sold;

-       levels of international sales;

-       activities of and acquisitions by competitors;

-       the timing of new hires;

-       changes in foreign currency exchange rates;

-       our ability to develop and market new products and control costs; and

-       domestic and international economic and political conditions.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly.

Readers should not rely on our quarterly operating results as an indication of our future results because they are subject to significant fluctuations. These fluctuations may negatively impact our stock price. Our net revenue and operating results may vary drastically from quarter to quarter because of numerous factors largely beyond our control, including the following:

-       the potential delay in recognizing revenue from license transactions;

-       the discretionary nature of our customers' budget and purchase cycles;


-       variations in our customers' fiscal or quarterly cycles;

-       the size and complexity of our license transactions;

-       the timing of new product releases;

-       seasonal variations in operating results; and

- the tendency to realize a substantial amount of revenue in the last weeks, or even days, of each quarter.

Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders, could have a significant impact on quarterly operating results and revenue. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from three to nine months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results would be lower than expected and our stock price may fall.

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

The Company's sales and implementation cycles are lengthy and difficult to predict. In general, the timing of the sales and implementation of our products is lengthy and not predictable with any degree of certainty. You should not rely on prior sales and implementation cycles as an indication of future cycles.

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally requires us to engage in a lengthy sales cycle (generally between three and nine months) to provide a significant level of education to prospective customers regarding the use and benefits of our products. Additionally, the size and complexity of any particular transaction can also cause delays in the sales cycle. The implementation of our products can involve a significant commitment of resources by customers over an extended period of time and is commonly associated with substantial reengineering efforts by the customer. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. A delay in the sale or customer implementation of even a limited number of license transactions result in lower than expected revenue and cause our operating results to vary significantly from quarter to quarter.

A substantial portion of the Company's revenue is attributable to one family of products and related services. To date, substantially all of our revenue has been attributable to sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect Documentum 4i and related services to continue to account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, harm our business, financial condition and results of operations.

The Company's failure to identify new product opportunities or to develop new products or versions could harm business. The content management software and services market in which we compete is characterized by (1) rapid technological change, (2) frequent introduction of new products and enhancements, (3) changing customer needs, and (4) evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of our products are difficult to estimate. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. Our future success also depends in part on our abilities to execute on our strategy of developing web content management and business-to-business solutions and to maintain and enhance relations with technology partners, including RDBMS vendors, in order to provide our customers with integrated product solutions.

The Company may not be successful in maintaining and enhancing the aforementioned relationships or in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If we fail to successfully maintain or enhance relationships with our technology partners or to execute on our integrated product solution strategy, or if release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be harmed. We have in the past experienced delays in the release dates of enhancements to our products. While the delays we have experienced to date have been minor (not exceeding six months), there can be no assurance that we will not experience significant future delays in product introduction.

The Company is dependent on the market for content management solutions, which may not continue to grow. The market for content management software and services is intensely competitive, highly fragmented and rapidly changing. Our future financial performance will depend primarily on the continued growth of the market for content management software and services and the adoption of our products by organizations in this market. If the content management software and services market fails to grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be harmed.

The Company faces intense competition from several competitors and may be unable to compete. Our products target the emerging market for Web-based and client/server software solutions. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, Interwoven and Vignette. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to more easily offer a single-vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

We also face indirect competition from systems integrators. We rely on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. If we were unable to develop and maintain effective, long-term relationships with these third parties, our competitive position would be materially and adversely affected. Further, many of these third parties possess industry-specific expertise and have significantly greater resources than we do, and may market software products that compete with us in the future.

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

The Company is dependent on a relatively small number of customers and those customers tend to be concentrated in several industries. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical, financial services and high technology industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could harm our business and our prospects.

The Company relies on a number of relationships with third parties for sales, distribution and integration. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. Our failure to maintain these relationships, or to establish new relationships in the future, could harm our business.

The Company depends on the services of key personnel. Our future performance depends in significant part on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement with us. The loss of services of one or more of our executive officers or key technical personnel could harm our business, operating results and financial condition.

Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.

The Company is subject to risks associated with international operations. Our revenue is primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. The Company has offices in London, Paris, Munich, Tokyo, Melbourne, Hong Kong, Singapore, Taipei, and Seoul. The Company operates its international technical support operations in the London, Munich and Melbourne offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and operating results would suffer.

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

The Company's industry is characterized by vigorous protection and pursuit of intellectual property rights that could result in substantial cost to us. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time-consuming to defend, (2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays, and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may result in substantial damages payments or termination of sales of infringing products.

We license certain software from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions, resulting in lower than expected operating results.

The Company may face product liability claims from our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. A successful product liability claim brought against us could result in payment of substantial damages.

The Company is subject to risks associated with product defects and incompatibilities. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or "bugs," or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in or delay in recognition of revenue.

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

The Company is subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Any future acquisitions or investments would, expose us to the risks commonly encountered in acquisitions of businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and the potential disruption of our ongoing business. Additionally, such acquisitions may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may harm our business and financial results.

The Company's stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

Some provisions in our certificate of incorporation and our bylaws could delay or prevent a change in control. Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have instituted a classified Board of Directors in our Amended and Restated Certificate of Incorporation. We have also implemented a Share Purchase Plan (or "Rights Plan") under which all stockholders of record as of February 24, 1999 received rights to purchase shares of a new series of preferred stock. The rights are exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of the common stock. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

EXECUTIVE OFFICERS

As of March 1, 2001, the executive officers of the Company and their ages are as follows:

NAME                    AGE     POSITION
Jeffrey A. Miller        50     Chairman and Chief Executive Officer
David DeWalt             36     President and Chief Operating Officer
Bob L. Corey             49     Executive Vice President and Chief Financial Officer
Russell A. Harris        45     Executive Vice President, Field Operations
Howard I. Shao           45     Co-Founder and Chief Technology Officer


Jeffrey A. Miller became Chairman of the Board of the Company in January 2001. He has served as the Company's Chief Executive Officer and member of the Board of Directors since July 1993. From July 1993 to January 2001 he was also President of the Company. Mr. Miller received his M.B.A. and B.S. in Electrical Engineering and Computer Science from Santa Clara University.

David DeWalt joined Documentum in August 1999 as Executive Vice President and General Manager, eBusiness Unit. In October 2000, Mr. DeWalt was promoted to the position of Executive Vice President and Chief Operating Officer and in January 2001, he was promoted to President and Chief Operating Officer. From August 1997 to December 1998 Mr. DeWalt was founding principal and vice president of Eventus Software, a web content software company, where he was responsible for sales and marketing, consulting services and support, product management and business development. Following Eventus' 1998 acquisition by Segue Software, and ebusiness software company, Mr. DeWalt served as vice president, North American sales for Segue. From July 1995 to July 1997 Mr. DeWalt held the position of vice president of sales and marketing at Quest Software, a provider of performance management solutions, Mr. DeWalt also held various positions in sales management at Oracle Corporation, a database software company, from August 1989 to July 1995. Mr. DeWalt holds a Computer Science and Electrical Engineering Degree from the University of Delaware and conducted graduate work in Finance at the University of California, Berkeley.

Bob L. Corey was appointed Executive Vice President and Chief Financial Officer in May 2000. Prior to joining Documentum, Mr. Corey was Senior Vice President of Finance and Administration and Chief Financial Officer for Forte Software, Inc., a provider of software development tools and services, from May 1998 to April 2000 and in February 1999 Mr. Corey was elected to the Board of Directors of Forte. Forte completed a merger with Sun Microsystems, Inc., a computer hardware and applications company, in October 1999. Mr. Corey was Executive Vice President and Chief Financial Officer of SyQuest Technology Inc., a provider of removable storage solutions, from July 1997 to April 1998. Prior to that Mr. Corey was Vice President and Chief Financial Officer of Primavera

Systems, a provider of project management software and services for PC's, from April 1996 to July 1997. From March 1992 to March 1996, Mr. Corey was Executive Vice President and Chief Financial Officer of MTI Technology Inc., a provider of storage solutions. Mr. Corey holds a B.A. in Business Administration from California State University at Fullerton. Mr. Corey joined Arthur Andersen & Co. after completing college where he earned his certificate as a Certified
Public Accountant.

Russell A. Harris joined the Company as Vice President of Worldwide Sales in July 1999. In November 1999, Mr. Harris was promoted to the position of Executive Vice President Field Operations in charge of Worldwide Sales and Consulting Organizations. Prior to joining the Company, Mr. Harris held a number of different sales management positions at Electronic Data Systems ("EDS"), a consulting services company, including Sales Vice President of its Hi-Tech Business Unit from 1990 to 1999. Mr. Harris holds a B.S. in Accounting from Indiana University.

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


EMPLOYEES

As of December 31, 2000, the Company employed 893 persons, including 339 in sales and marketing, 126 in its consulting and training services organization, 80 in customer technical support, 205 in research and development and 143 in finance and administration. Of these, 223 are located in Europe, 29 are located in Asia Pacific and the remainder is located in North America. The Company's employees are not represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

The Company's headquarters, which contain the principal administrative, engineering, marketing and sales operations, are currently located in two facilities in Pleasanton, California. The buildings consist of a total of approximately 225,000 square feet under two leases which expire in May 2005 and March 2006. The Company also currently leases offices in Atlanta, Georgia; Bellevue, Washington; Bridgewater, New Jersey; Burlington, Massachusetts; Chicago, Illinois; Dallas Texas; Fairfax, Virginia; Frankfurt, Germany; Hong Kong, Hong Kong; Horsham, Pennsylvania; Houston, Texas; Hudson, Ohio; Irvine, California; Melbourne, Australia; New York, New York; North Easton, Massachusetts; Novi, Michigan; Saddle Brook, New Jersey; San Francisco, California; Singapore, Singapore; Taipei, Taiwan; Tokyo, Japan; Uxbridge, UK; and Yeongdeungpo-ku, Korea. These smaller offices currently house various sales, marketing and customer service activities.

The Company believes its current facilities are sufficient to support the Company's projected growth; however, should the Company grow more rapidly than anticipated, the Company could experience difficulty finding adequate space for expansion. Failure to obtain it on reasonably attractive commercial terms may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "DCTM". The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq National Market.

                                      High         Low
                                     ------      ------
Fiscal 1999:
         First Quarter               $27.07        7.19
         Second Quarter                9.57        4.69
         Third Quarter                12.25        6.10
         Fourth Quarter               31.75       10.63

Fiscal 2000:
         First Quarter               $47.88      $24.19
         Second Quarter               44.69       19.72
         Third Quarter                49.16       21.82
         Fourth Quarter               59.38       32.88


The trading price of the Company's Common Stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, announcements of technological innovations, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may decrease the market price of the Company's Common Stock.

As of December 31, 2000, the number of common stockholders of record was 201. The Company believes that the number of beneficial holders of its common stock is in excess of 6,500.

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

On October 18, 2000, the Board of Directors approved a two-for-one stock split that entitled each stockholder of record at the close of business on November 1, 2000 to receive one additional share for every share of the

Company's common stock held on that date. Shares resulting from the split were distributed by the transfer agent on or about November 13, 2000. The Company's stock reflected the completion of the stock dividend at the opening of the Nasdaq trading session on November 14, 2000. The stock prices in the table set forth above have been adjusted to reflect this split.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                 YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------
(in thousands, except per share data)                      2000           1999           1998            1997          1996
                                                         --------      ---------       ---------       --------      -------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
   License                                               $117,861      $  72,007       $  80,546       $ 54,536      $34,630
   Service                                                 79,726         55,957          43,283         21,099       10,672
                                                         --------      ---------       ---------       --------      -------
     Total revenue                                        197,587        127,964         123,829         75,635       45,302
                                                         --------      ---------       ---------       --------      -------
Cost of revenue:
   License                                                  7,738          5,497           4,179          2,453        1,923
   Service                                                 38,605         32,118          25,684         12,327        6,845
                                                         --------      ---------       ---------       --------      -------
     Total cost of revenue                                 46,343         37,615          29,863         14,780        8,768
                                                         --------      ---------       ---------       --------      -------
Gross profit                                              151,244         90,349          93,966         60,855       36,534
                                                         --------      ---------       ---------       --------      -------
Operating expenses:
   Sales and marketing                                     84,098         61,486          50,425         35,084       19,909
   Research and development                                35,340         25,832          18,181         10,986        7,880
   General and administrative                              23,784         19,549          10,255          5,976        4,114
   Acquisition related costs                                   --             --           2,171             --           --
   Purchased in process research
     and development                                           --             --          34,622             --           --
                                                         --------      ---------       ---------       --------      -------
     Total operating expenses                             143,222        106,867         115,654         52,046       31,903
                                                         --------      ---------       ---------       --------      -------
Income (loss) from operations                               8,022        (16,518)        (21,688)         8,809        4,631
Interest and other income, net                              5,021          3,773           4,395          2,333        2,268
                                                         --------      ---------       ---------       --------      -------
Income (loss) before income tax provision (benefit)        13,043        (12,745)        (17,293)        11,142        6,899
Provision for (benefit from) income taxes                   4,304         (4,333)          6,231          3,788        2,415
                                                         --------      ---------       ---------       --------      -------
Net income (loss)                                        $  8,739      $  (8,412)      $ (23,524)      $  7,354      $ 4,484
                                                         ========      =========       =========       ========      =======
Net income (loss) per
   basic common share (1), (2)                           $   0.25      $   (0.25)      $   (0.73)      $   0.25      $  0.16
                                                         ========      =========       =========       ========      =======
Shares used in basic per
   share computation (1), (2)                              35,584         33,382          32,442         28,926       27,580
                                                         ========      =========       =========       ========      =======
Net income (loss) per diluted
   common share (1), (2)                                 $   0.22      $   (0.25)      $   (0.73)      $   0.24      $  0.15
                                                         ========      =========       =========       ========      =======
Shares used in diluted per
    share computation (1), (2)                             39,654         33,382          32,442         30,196       29,468
                                                         ========      =========       =========       ========      =======
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                $ 43,918      $  18,286       $  16,240       $ 14,236      $ 5,369
Short-term investments                                     59,216         64,258          84,203         78,895       46,803
Working capital                                           105,041         76,760          97,544         91,697       51,821
Total assets (3)                                          218,460        169,002         156,195        127,203       74,944
Long-term obligations                                          --             73              --             --          211
Stockholders' equity                                      149,290        110,979         116,813        102,033       59,332

(1) See Note 8 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted shares.

(2) For comparative purposes, the earnings per share results and shares used to calculate such results for all periods have been revised to reflect a two-for-one stock split which occurred on November 14, 2000.

(3) Certain prior year balances have been reclassified to conform to current year's presentation.

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

OVERVIEW

Documentum, which was formed in 1990, develops, markets, and supports an open, flexible, Internet-scalable content management platform that enables companies to create, deliver, publish and personalize content in various formats across ebusiness applications. Documentum's adaptable collaboration and content management solutions enable corporate developers and Internet Systems Integrators to implement robust e-business applications with the reliability, scalability, and interoperability required by today's 24x7 Internet economy. From its inception through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since then substantially all of the Company's revenue has been from licenses of its family of internet-scale content management system products and related services, which include maintenance and support, training and consulting services. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support content management for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, the next generation open, standards-based content management platform. This platform allows for the creation, delivery, management and personalization of all content and the delivery of that content to any information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 the Company introduced four packaged Editions based on the Documentum 4i platform. These editions - Web Content Management, Portal Content Management, B2B Content Management, and Compliance -- offer a tailored mix of core technology from Documentum 4i that can manage unlimited volumes of content. The Company expects that license and service revenue from Documentum 4i and newer product offerings will account for substantially all of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of these products.

The United States has been experiencing a general decline in economic conditions. The downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to worsen, or fail to improve, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

Since inception, the Company has invested significant resources in developing its software and related solutions, as well as building its sales, services, marketing, and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of total revenue for the periods indicated:


                                                           Year Ended December 31
                                                         ---------------------------
                                                         2000       1999        1998
                                                         ----       ----        ----
Revenue:
    License                                                60%        56%         65%
    Service                                                40%        44%         35%
                                                         ----       ----        ----
     Total revenue                                        100%       100%        100%
                                                         ----       ----        ----

Cost of revenue:
    License                                                 4%         4%          3%
    Service                                                20%        25%         21%
                                                         ----       ----        ----
     Total cost of revenue                                 24%        29%         24%
                                                         ----       ----        ----

Gross profit                                               76%        71%         76%
                                                         ----       ----        ----

Operating expenses:
    Sales and marketing                                    43%        48%         41%
    Research and development                               18%        20%         15%
    General and administrative                             12%        15%          8%
    Acquisition and related costs                          --         --           2%
    Purchased in process research and development          --         --          28%
                                                         ----       ----        ----
     Total operating expenses                              73%        83%         94%
                                                         ----       ----        ----

Income (loss) from operations                               3%       (12%)       (18%)

Interest and other income, net                              3%         3%          4%
                                                         ----       ----        ----
Income (loss) before income tax provision (benefit)         6%        (9%)       (14%)

Provision for (benefit from) income taxes                   2%        (3%)         5%
                                                         ----       ----        ----
Net income (loss)                                           4%        (6%)       (19%)
                                                         ====       ====        ====

As a percentage of related revenue:
Cost of license revenue                                     7%         8%          5%
Cost of service revenue                                    48%        57%         59%

Revenue

The Company's revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support agreements are deferred and recognized ratably over the term of the contract. Revenue from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. During 2000, the company has recognized revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. In addition, during the fourth quarter of 2000 the company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations. Prior to 2000, the company recognized revenue in accordance with SOP 97-2, in conjunction with SOP 98-9.

License revenue increased by 64% to $117.9 million in 2000, decreased by 11% to $72.0 million in 1999, and increased by 48% to $80.5 million in 1998, representing 60%, 56%, and 65% of total revenue in the respective periods. The growth in license revenue in 2000, in both absolute dollars and as a percentage of total revenue, was due to an increase in the number of licenses sold as the Company rebounded from an overall softness in the market in 1999. In addition, the Company made a significant investment in the size of its sales organization in 2000, resulting in a continued penetration of sales to new as well as existing customers. This increase reflected customer acceptance of Documentum 4i, which was released in the second half of 1999 and expanded the Company's product offerings into web content management. In 1999, license revenue was adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. In addition, the Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers in the first half of 1999. The growth in license revenue in 1998 was due to an increase in the number of licenses sold, reflecting increased acceptance of the Company's EDMS family of products, as well as an increase in the number of customers who purchased additional product licenses, and the expansion of the Company's sales organization. The decreases in license revenue as a percentage of total revenue in both 1999 and 1998 were due to increased service revenue, as discussed below, as well as an overall decrease in license revenue due to the industry slowdown. For the years ended December 31, 1999 and 1998 license revenue from Xerox and certain Xerox affiliates, as systems integrators, accounted for 1% and 12% of total license revenue, respectively. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue.

Service revenue increased by 42% to $79.7 million in 2000, by 29% to $56.0 million in 1999, and by 105% to $43.3 million in 1998, representing 40%, 44%, and 35% of total revenue in the respective periods. The increase in absolute dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The decrease in service revenue as a percentage of total revenue in 2000 was primarily due to an overall increase in license revenue as the Company rebounded from an overall market softness in 1999, as discussed above. The increase in service revenue as a percent of total revenue in 1999 was mainly due to a decrease in total license revenue as discussed above.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, distributors, and application service providers. Revenue from all indirect channel partners comprised 38%, 30%, and 31% of license revenue in 2000, 1999, and 1998, respectively. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 42%, 48%, and 32% of license revenue in 2000, 1999, and 1998, respectively. The decrease in international revenue as a percent of license revenue in 2000 was primarily due to an overall rise in domestic license revenue as compared to 1999. The general industry slowdown in 1999 negatively impacted domestic revenue to a greater extent than international revenue, however, the Company rebounded from that slowdown in 2000. In addition, in 1999 the Company had an enterprise-wide sale to a single global customer in the amount of $4.5 million in Europe, which increased international revenue as a percentage of overall worldwide sales. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenue

Cost of license revenue consists primarily of the royalties paid to third-party vendors, packaging, documentation, production and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenue increased by 40% to $7.7 million in 2000, by 31% to $5.5 million in 1999, and by 70% to $4.2 million in 1998, representing 7%, 8%, and 5% of the related license revenue in 2000, 1999, and 1998, respectively. The fluctuation in cost of license revenue as a percentage of overall license revenue over the three-year period was related to a continued shift in the mix of products being sold. Although the Company sold more royalty bearing products in 2000 than those sold in 1999, the sales of these products did not grow proportionately to license revenue thus resulting in a decline as a percentage of overall license revenue. The Company currently carries more third party products and is selling a greater number of those products than it had in prior years. Thus, royalty expenses associated with the increase in sales of third party products have increased over the three-year period. The Company expects the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of overall license revenue as the related license revenue fluctuates.

Cost of service revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers, and maintenance services, which includes telephone support. Cost of services revenue increased by 20% to $38.6 million in 2000, by 25% to $32.1 million in 1999, and by 108% to $25.7 million in 1998, representing 48%, 57%, and 59% of the related service revenue in 2000, 1999, and 1998, respectively. The increase in the cost of service revenue in absolute dollar amount was a result of increased personnel-related costs as the Company expanded its consulting, training, and maintenance operations to support a larger installed customer base, as well as an increase in solutions offered to customers. The decrease in cost of service revenue as a percentage of service revenue in 2000 and 1999 was primarily due to economies of scale realized as certain expenses such as consulting costs grew proportionately less than consulting revenue. The Company expects the cost of services revenue to increase in absolute dollar amount as the related service revenue increases.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 37% to $84.1 million in 2000, by 22% to $61.5 million in 1999, and by 44% to $50.4 million in 1998, representing 43%, 48%, and 41% of total revenue for 2000, 1999, and 1998, respectively. The increase in absolute dollar amount for all periods and as a percentage of revenue for 1999 was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs over the comparable period. Additionally, in 1999, costs were incurred in an effort to rebrand the Company. These costs included the design and development of the Company's new logo. The decrease in sales and marketing expenses as a percentage of total revenue in 2000 was primarily due to a significant increase in worldwide revenue. The Company expects that sales and marketing expense will continue to increase in absolute dollar amount.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 37% to $35.3 million in 2000, by 42% to $25.8 million in 1999, and by 65% to $18.2 million in 1998, representing 18%, 20%, and 15% of total revenue in 2000, 1999, and 1998, respectively. The increase in absolute dollar amount for all periods and as a percentage of revenue for 1999 reflects the expansion of the Company's engineering staff and related costs required to support the development of new products, including Documentum 4i, which was introduced in the second quarter of 1999, localization of Documentum 4i, which began in the second quarter of 2000, and enhancements to existing products. The decrease in research and development expenses as a percentage of total revenue in 2000 was primarily due to the Company's decision to invest in research and development at a slower rate and invest more heavily in sales and marketing. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to increase in absolute dollar amount in order to support continued development efforts to both existing and new products.

General and administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management as well as outside professional services.

General and administrative expenses increased by 22% to $23.8 million in 2000, by 91% to $19.5 million, and by 72% to $10.3 million in 1998, representing 12%, 15%, and 8% of total revenue in 2000, 1999, and 1998, respectively. The increase in absolute dollar amount for all periods and the increase as a percentage of revenue in 1999, is primarily due to increased staffing and professional fees necessary to manage and support the Company's planned growth, as well as consulting costs associated with changes to the Company's information systems. The decrease in General and Administrative expenses as a percentage of total revenue in 2000 was primarily due to economies of scale realized as well as an overall increase in total revenue. The Company expects general and administrative expenses to continue to increase in absolute dollar amount in order to support the growing needs of the Company, but decline as a percentage of revenue.

Acquisitions and related costs. On January 5, 1998, the Company acquired all the outstanding shares of WMI, a privately-held company, in exchange for approximately 192,473 shares of the Company's common stock valued on the transaction date at $6.7 million. The acquisition was accounted for as a pooling of interests. WMI was a professional services firm with approximately 35 employees located in Oakland, California specializing in the design, the development and the implementation of document management systems for the semiconductor industry. The acquisition of WMI is part of the Company's strategic plan to add specific domain expertise in targeted vertical industries. In the first quarter of 1998, the Company recorded merger expenses of $2.2 million, primarily for accounting and legal fees and other related transactions costs, in connection with the acquisition.

On July 16, 1998, the Company acquired all the outstanding shares of Relevance Technologies, Inc., a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. Relevance was a development stage software company with approximately 25 employees (as of the date of the acquisition) located in San Francisco, California specializing in the development of content mining technology for unstructured information. As of May 31, 1998, Relevance had no revenue and had gross assets of approximately $3.6 million. The Company recorded a charge of $34.6 million pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development related to Relevance's data mining technology to be completed and integrated into the Company's family of Documentum products. At the date of acquisition, a technological feasible prototype of Relevance's product did not exist. The Company spent $2.4 million in additional research and development during 1998 in an effort to further develop the technology to produce a commercially viable product. At the date of acquisition, the only identifiable intangible assets acquired were the technology under development and the in-place workforce. Accordingly, essentially all of the excess purchase price over net assets acquired, except for amounts assigned to net current assets, fixed assets and workforce-in-place, was assigned to in-process research and development. The valuation of acquired research and development was prepared using the income approach and contemplated that sales of products incorporating the Relevance technology would be $139,000 in 1998, $5.9 million in 1999, $15 million in 2000, $24.6 million in 2001 and declining thereafter. The Company based revenue increases upon the historical growth rate of software sales for Documentum products. Operating costs as a percentage of revenue ranged from 110% to 47% for the years 1999 through 2001 based on the Company's normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 35%. Net cash flows were discounted to their present value at the acquisition. Through the end of 2000, there was no revenue recognized by the Company attributable to the Relevance technology.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company's cash and cash equivalents and short term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense. Interest and other income, net increased by 32% to $5.0 million in 2000, decreased by 14% to $3.8 million in 1999, and increased by 88% to $4.4 million in 1998. The increase in 2000 is a result of higher average cash balances and higher average interest rates earned on these cash balances. The Company has shifted its investment strategy in 2000 from a portfolio containing predominantly tax-exempt securities to include more higher-yielding, taxable securities. The decrease in 1999 from 1998 in interest and other income was primarily due to interest income earned on higher cash and investment balances in 1998. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company expects to have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

Income taxes

The Company's effective tax rate was 33% in 2000, and 34% in both 1999 and 1998. The decrease in the Company's effective tax rate is a result of increased benefit from the Federal Research and Development Credit due to the recent extension of the credit to June 30, 2004. In 1999, the Company recorded a tax benefit of $4.3 million, which it believed was fully recoverable for income tax purposes based on carryback potential against taxes previously paid. To date, the Company has recovered approximately $3.6 million of that benefit and expects to recover the remainder in subsequent periods. The effective tax rate for 1998 excludes the effects of the non-deductible write off of in-process research and development as a result of the acquisition of Relevance and the non-deductible items related to the acquisition of WMI.

LIQUIDITY AND CAPITAL RESOURCES

Since 1993, the Company has financed its operations primarily through the sale of stock and through cash generated from operations. In February 1996, the Company completed its initial public offering, selling 2,058,000 shares of its common stock, and receiving net proceeds of approximately $45 million. In October 1997, the Company completed a secondary public offering, selling 1,115,700 shares of its common stock, and receiving net proceeds of approximately $31 million.

The Company's cash, cash equivalents and short-term investments totaled $103.1 million at December 31, 2000 representing 47% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available-for-sale."

Net cash provided by operating activities was $15.5 million, $2.7 million, and $11.5 million in 2000, 1999 and 1998, respectively. For the year ended December 31, 2000 the cash generated by operations was primarily attributable to net income of $8.7 million, adjusted for depreciation and amortization of $11.0 million, provision for doubtful accounts of $2.4 million, loss on sale of fixed assets of $0.6 million, an increase in accrued liabilities of $10.5 million, deferred revenue of $2.8 million and deferred tax asset of $0.3 million, offset by an increase in accounts receivable of $22.1 million and a decrease in other current assets of $1.8 million. For the year ended December 31, 1999, the cash generated by operations was primarily attributable to a net loss of $8.4 million, adjusted for depreciation and amortization of $8.3 million, provision for doubtful accounts of $0.9 million, an increase in deferred revenue of $8.4 million, accrued liabilities of $8.1 million, and accounts payable of $2.5 million, offset by an increase in accounts receivable of $10.2 million, other assets of $3.5 million, and deferred tax assets of $3.3 million. For the year ended December 31, 1998, the cash generated by operations was primarily attributable to net loss of $23.5 million adjusted for in process research and development write off of $34.6 million, provision for doubtful accounts of $1.5 million, depreciation and amortization of $5.5 million, increase in accrued liabilities of $10.3 million, and deferred revenue of $6.2 million, offset by an increase in accounts receivable of $14.1 million and in other assets of $9.0 million. In 2000 and 1999, capital expenditures were primarily for computer equipment, office furniture and leasehold improvements related to the new office facility described below as well as computer software to enhance the Company's IT infrastructure. In 1998, capital expenditures were primarily for computer equipment, fixed assets and leasehold improvements acquired in conjunction with the Company's expansion to new facilities.

On April 15, 1999, the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. During 1999, the Company repurchased and retired 696,300 (pre-split) shares of its common stock for approximately $10.1 million.

During 2000, the Company received $24,407,000 and $3,774,000 in proceeds from employee options exercises and employee stock purchase plan purchases, respectively.

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a new bank (the "Facility"). The Facility allows for borrowings of up to $20 million bearing interest at the Company's option of either: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the Facility. The Company did not have any borrowings outstanding under this line of credit as of December 31, 2000.

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

In 1999, the Company entered into two capital lease agreements, under a sale-leaseback arrangement, for the rental of computer equipment in the amount of $292,000 and $171,000. The lease agreements require quarterly principal and interest payments in the amount of $37,000 and $22,000, respectively. The leases have interest rates of 1.66% and 2.605% and maturity dates of July 2001 and September 2001, respectively. As of December 31, 2000, the Company has made payments in the amount of $398,000 related to these capital leases and has recorded the current portion of these capital lease obligations in the amount of $65,000.

The Company believes that its existing cash, cash equivalents and short-term investment balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company periodically evaluates, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors -- Risks Associated with Acquisitions".

NEW ACCOUNTING STANDARDS

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting of Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," when required, in the first quarter of fiscal year 2001. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the adoption of SFAS No. 133, as amended, to have a material impact on its results of operations or financial position.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock options awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. The Company adopted the provisions of SAB 101 in its fourth fiscal quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK -- INTEREST RATE RISK

As of December 31, 2000 the Company's investment portfolio includes $27.8 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $31.4 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

The following table details the Company's short-term investments at December 31, 2000:

(in thousands)
Corporate bonds and notes                $26,055
U.S. government agencies                  13,017
Commercial paper                           9,440
Medium term notes                          8,918
Municipal bonds                            1,787
                                         -------
                                         $59,217
                                         =======

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(i) On September 27, 1999, PricewaterhouseCoopers LLP resigned as the independent public accountants of Documentum, Inc. (the "Company"). Effective October 22, 1999, the Company appointed Arthur Andersen LLP as its independent public accountants.

(ii) The report of PricewaterhouseCoopers LLP on the financial statements of the Company for 1998 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The resignation of PricewaterhouseCoopers LLP as the independent public accountants of the Company was approved by the Company's audit committee.

(iv) For the year ending December 31, 1998 and through September 27, 1999, the Company had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused it to make reference to the subject matter of the disagreement in its report on the financial statements of the Company for such years.

(v) For the year ending December 31, 1998 and through September 27, 1999, the Company has had no reportable events (as defined in Item 304
        (a)(1)(v) of Regulation S-K).

(vi) The Company has provided PricewaterhouseCoopers LLP with a copy of the disclosures contained in the report and requested that PricewaterhouseCoopers LLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in subsections (i), (ii), (iv) and (v) above. A copy of such letter, dated September 28, 1999, was filed as
        Exhibit 16.1 to form 8-K, dated October 1, 1999.

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

                                                                                     PAGE
                                                                                    NUMBER
1. Consolidated Financial Statements

   Reports of Independent Public Accountants ...............................          F-1

   Consolidated Balance Sheets as of December 31, 2000 and 1999 ............          F-3

   Consolidated Statements of Operations for the three years ended
   December 31, 2000 .......................................................          F-4

   Consolidated Statements of Cash Flows for the three years ended
   December 31, 2000 .......................................................          F-5

   Consolidated Statements of Stockholders' Equity for the three
   years ended December 31, 2000 ...........................................          F-6

   Notes to Consolidated Financial Statements ..............................          F-7

2. Financial Statement Schedules for the three years ended December 31, 2000

   Schedule II, Valuation and Qualifying Accounts Schedule .................         F-21

   All schedules not listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits: See accompanying Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by
   reference as part of this Form ..........................................         F-22

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2001.


                                       DOCUMENTUM, INC.


                                       By: /s/ Jeffrey A. Miller
                                           -------------------------------------
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                                       By: /s/ Bob L. Corey
                                           -------------------------------------
                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                           FINANCIAL OFFICER


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Jeffrey A. Miller and Bob L. Corey, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any way and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.


            Signature                                      Title
            ---------                                      -----


      /s/ Jeffery A. Miller              Chairman and Chief Executive Officer
-----------------------------------         (Principal Executive Officer)
         JEFFREY A.MILLER


         /s/ Bob L. Corey                Executive Vice President and Chief Financial Officer
-----------------------------------          (Principal Financial and Accounting Officer)
           BOB L. COREY


       /s/ Robert V. Adams               Chairman Emeritus
-----------------------------------
         ROBERT V. ADAMS


         /s/ Michael Pehl                Director
-----------------------------------
           MICHAEL PEHL


          /s/ Gary Banks                 Director
-----------------------------------
            GARY BANKS


      /s/ Geoffrey A. Moore              Director
-----------------------------------
        GEOFFREY A. MOORE


          /s/ John Hamm                  Director
-----------------------------------
            JOHN HAMM

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of Documentum, Inc.

We have audited the accompanying consolidated balance sheets of Documentum, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Documentum, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

San Jose, California
January 23, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Documentum, Inc.

In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows of Documentum, Inc. and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

San Jose, California
January 20, 1999

                                DOCUMENTUM, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
                                                                        -------------------------
(in thousands, except per share data)                                      2000           1999
                                                                        ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  43,918       $  18,286
   Short-term investments                                                  59,217          64,258
   Accounts receivable, net of allowances of $2,535
       and $1,829, respectively                                            57,156          37,492
   Other current assets                                                    13,920          14,674
                                                                        ---------       ---------
     Total current assets                                                 174,211         134,710

Property and equipment, net                                                35,667          28,030
Other assets                                                                8,582           6,262
                                                                        ---------       ---------
                                                                        $ 218,460       $ 169,002
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $   5,751       $   5,645
   Accrued liabilities                                                     42,281          33,783
   Deferred revenue                                                        21,073          18,290
   Current portion of capital lease obligation                                 65             232
                                                                        ---------       ---------
     Total current liabilities                                             69,170          57,950
                                                                        ---------       ---------

Long-term capital lease obligation                                             --              73
                                                                        ---------       ---------
Commitments (Note 10)
Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000 shares authorized;
     none issued and outstanding                                               --              --
   Common stock, $0.001 par value; 200,000 shares authorized;
     36,847 and 33,680 shares issued and outstanding, respectively             37              17
   Additional paid-in capital                                             168,733         138,546
   Accumulated other comprehensive loss                                      (702)            (67)
   Accumulated deficit                                                    (18,778)        (27,517)
                                                                        ---------       ---------
     Total stockholders' equity                                           149,290         110,979
                                                                        ---------       ---------
                                                                        $ 218,460       $ 169,002
                                                                        =========       =========

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
(in thousands, except per share data)                            2000          1999            1998
                                                              ---------      ---------       ---------
Revenue:
    License                                                   $ 117,861      $  72,007       $  80,546
    Service                                                      79,726         55,957          43,283
                                                              ---------      ---------       ---------
     Total revenue                                              197,587        127,964         123,829
                                                              ---------      ---------       ---------
Cost of revenue:
    License                                                       7,738          5,497           4,179
    Service                                                      38,605         32,118          25,684
                                                              ---------      ---------       ---------
     Total cost of revenue                                       46,343         37,615          29,863
                                                              ---------      ---------       ---------

Gross profit                                                    151,244         90,349          93,966
                                                              ---------      ---------       ---------

Operating expenses:
    Sales and marketing                                          84,098         61,486          50,425
    Research and development                                     35,340         25,832          18,181
    General and administrative                                   23,784         19,549          10,255
    Acquisition and related costs                                    --             --           2,171
    Purchased in process research and development                    --             --          34,622
                                                              ---------      ---------       ---------
     Total operating expenses                                   143,222        106,867         115,654
                                                              ---------      ---------       ---------

Income (loss) from operations                                     8,022        (16,518)        (21,688)

Interest and other income, net                                    5,021          3,773           4,395
                                                              ---------      ---------       ---------
Income (loss) before income tax provision (benefit)              13,043        (12,745)        (17,293)

Provision for (benefit from) income taxes                         4,304         (4,333)          6,231
                                                              ---------      ---------       ---------
Net income (loss)                                             $   8,739      $  (8,412)      $ (23,524)
                                                              =========      =========       =========

Basic earnings (loss) per share                               $    0.25      $   (0.25)      $   (0.73)
                                                              =========      =========       =========

Diluted earnings (loss) per share                             $    0.22      $   (0.25)      $   (0.73)
                                                              =========      =========       =========

Shares used to compute basic earnings (loss) per share           35,584         33,382          32,442
                                                              =========      =========       =========

Shares used to compute diluted earnings (loss) per share         39,654         33,382          32,442
                                                              ---------      ---------       ---------

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
(in thousands)                                                                2000           1999             1998
                                                                           ---------       ---------       ---------

Cash flows from operating activities:
   Net income (loss)                                                       $   8,739       $  (8,412)      $ (23,524)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Loss (gain) on sale of fixed assets                                        559            (143)             --
      Depreciation and amortization                                           10,997           8,330           5,543
      Provision for doubtful accounts                                          2,408             891           1,459
      In process research and development write-off                               --              --          34,622
      Deferred tax asset                                                        (329)         (3,297)         (1,236)
      Changes in assets and liabilities:
       Accounts receivable                                                   (22,072)        (10,206)        (14,088)
       Other current assets and other assets                                   1,787          (3,490)         (8,963)
       Accounts payable                                                          106           2,469           1,119
       Accrued liabilities                                                    10,517           8,136          10,313
       Deferred revenue                                                        2,783           8,368           6,237
                                                                           ---------       ---------       ---------
        Net cash provided by operating activities                             15,495           2,646          11,482
                                                                           ---------       ---------       ---------

Cash flows from investing activities:
   Purchases of short-term investments                                      (262,204)        (84,118)       (104,661)
   Sales of short-term investments                                           267,245         104,064          99,352
   Purchases of property and equipment                                       (19,188)        (22,791)         (8,326)
   Cash used in acquisition                                                       --              --          (1,461)
   Purchase of long-term investments                                          (3,024)             --              --
                                                                           ---------       ---------       ---------
        Net cash used by investing activities                                (17,171)         (2,845)        (15,096)
                                                                           ---------       ---------       ---------

Cash flows from financing activities:
   Issuance of common stock                                                   28,181          12,122           5,575
   Repurchases of common stock                                                    --         (10,063)             --
   Proceeds on capital lease obligations, net                                     --             305              --
   Payments on capital lease obligations                                        (240)             --              --
                                                                           ---------       ---------       ---------
        Net cash provided by financing activities                             27,941           2,364           5,575
                                                                           ---------       ---------       ---------

Effect of exchange rate on changes in cash                                      (635)           (119)             43
                                                                           ---------       ---------       ---------
Net increase in cash and cash equivalents                                     25,630           2,046           2,004
Cash and cash equivalents at beginning of year                                18,286          16,240          14,236
                                                                           ---------       ---------       ---------
Cash and cash equivalents at end of year                                   $  43,916       $  18,286       $  16,240
                                                                           =========       =========       =========

Supplemental schedule of cash flow information:
   Interest paid                                                           $      12       $      69       $      26
   Income tax (refund) paid                                                $  (1,592)      $     500       $   3,687

          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                          Accumulated
                                                             Additional     Other                       Total
                                          Common Stock         Paid-in   Comprehensive  Accumulated  Stockholders' Comprehensive
(in thousands)                          Shares    Amount       Capital   Income (Loss)    Deficit        Equity     Income (Loss)
                                        ------    ------      ---------      -----       --------      ---------      --------
Balance as of December 31, 1997         31,206      $ 16      $  96,830      $   8       $  5,179      $ 102,033      $  7,319
                                                                                                                      ========
Stock issued for acquisitions            1,542         1         31,620         --           (760)        30,861
Common stock options exercised             588        --          4,181         --             --          4,181
Employee stock purchase plan                86        --          1,292         --             --          1,292
Tax benefit-stock option exercises          --        --          1,929         --             --          1,929
Foreign currency translation
   adjustment                               --        --             --         44             --             44      $     44
Other                                       (8)       --             (3)        --             --             (3)
Net loss                                    --        --             --         --        (23,524)       (23,524)      (23,524)
                                        ------      ----      ---------      -----       --------      ---------      --------


Balance as of December 31, 1998         33,414        17        135,849         52        (19,105)       116,813      $(23,480)
                                                                                                                      ========
Repurchases of common stock             (1,392)       (1)       (10,062)        --             --        (10,063)
Common stock options exercised           1,294         1          9,173         --             --          9,174
Employee stock purchase plan               352         0          2,782         --             --          2,782
Tax benefit-stock option exercises          --        --            638         --             --            638
Foreign currency translation
   adjustment                               --        --             --       (119)            --           (119)     $   (119)
Other                                       12        --            166         --             --            166
Net loss                                    --        --             --         --         (8,412)        (8,412)       (8,412)
                                        ------      ----      ---------      -----       --------      ---------      --------


Balance as of December 31, 1999         33,680        17        138,546        (67)       (27,517)       110,979      $ (8,531)
                                                                                                                      ========
Common stock options exercised           2,631         2         24,407         --             --         24,409
Employee stock purchase plan               546        --          3,774         --             --          3,774
Stock split                                 --        18            (18)                                       0
Tax benefit-stock option exercises          --        --          2,019         --                         2,019
Foreign currency translation                                                                                  --
   adjustment                               --        --             --       (635)            --           (635)     $   (635)
Other                                      (10)       --              5         --             --              5
Net income                                  --        --             --         --          8,739          8,739         8,739
                                        ------      ----      ---------      -----       --------      ---------      --------

Balance as of December 31, 2000         36,847      $ 37      $ 168,733      $(702)      $(18,778)     $ 149,290      $  8,104
                                        ======      ====      =========      =====       ========      =========      ========


          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--DESCRIPTION OF THE COMPANY:

Documentum, Inc. ("Documentum" or the "Company") was incorporated in the state of Delaware in January 1990. Documentum develops, markets, and supports an open, flexible, Internet-scalable content management platform that enables companies to create, deliver, publish and personalize content in various formats across ebusiness applications. Documentum's adaptable collaboration and content management solutions enable corporate developers and Internet Systems Integrators to implement robust e-business applications with the reliability, scalability, and interoperability required by today's 24x7 Internet economy.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Documentum International, Inc. and Relevance Technologies, Inc., ("Relevance") in the United States, Nihon Documentum KK, in Japan, Documentum Software Europe Ltd., in the United Kingdom, and Documentum GmbH, in Germany. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Foreign currency

The functional currency of a foreign operation is deemed to be the local country's currency. Consequently, balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented. To date, the Company has not engaged in hedging activities.

Deferred revenue

Deferred revenue primarily relates to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the next twelve months.

Revenue recognition

The Company's revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support arrangements are deferred and recognized ratably over the term of the contract. Revenue from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. The company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." In

                                DOCUMENTUM, INC.

addition, during the fourth quarter of 2000 the company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

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

The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses. At December 31, 2000 and 1999, no customer comprised 10% or more of accounts receivable.

Short-term investments

The Company's short-term investments, all of which are classified as available-for-sale, are managed by a single financial institution. At December 31, 2000, the fair value of these short-term investments approximated amortized cost and mature within the next 12 months. Unrealized and realized gains and losses have been insignificant for all periods presented. The following table details the Company's short-term investments at December 31, 2000 and 1999:

(in thousands)                                               December 31,
                                                        2000               1999
                                                      -------            -------
Corporate bonds and notes                             $26,055            $ 8,960
U.S. government agencies                               13,017             16,979
Commercial paper                                        9,440                 --
Medium term notes                                       8,918              2,807
Municipal bonds                                         1,787             33,512
Preferred stock                                            --              2,000
                                                      -------            -------
                                                      $59,217            $64,258
                                                      =======            =======

Property and equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, three to seven years, or the life of the lease, whichever is shorter. Depreciation and amortization expense is included in general and administrative costs and was $10,997,000, $8,330,000 and $5,543,000 in the accompanying statements of operations for the years ending December 31, 2000, 1999 and 1998, respectively.

Software development costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86") requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the

                                DOCUMENTUM, INC.

establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Equity-based compensation plans

In accordance with the provisions of SFAS No. 123, the Company has elected to continue to measure compensation costs for its plans using the intrinsic value method of accounting for stock issued to employees, in accordance with Accounting Principles Board Opinion No. 25. However, as required by SFAS No. 123, pro forma disclosures of net income and earnings per share are reflected in the notes to the financial statements (see Note 9) as if the fair value based method of accounting was adopted.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholder's equity, including foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains and losses on available-for-sale marketable securities have been insignificant for all periods presented.

Reclassifications

Certain prior period balances have been reclassified to conform to current year's presentation.

New Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has adopted SAB 101, as amended, as required in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations as of, and for the year ending December 31, 2000.

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting of Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," when required, in the first quarter of fiscal year 2001. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the adoption of SFAS No. 133, as amended, will have a material impact on its results of operations or financial position.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock options awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

                                DOCUMENTUM, INC.

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

On July 16, 1998, the Company acquired all the outstanding shares of Relevance, a privately held company, in exchange for consideration totaling approximately $36.5 million, including 578,488 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Relevance was a development stage software company with approximately 25 employees located in San Francisco, California specializing in the development of content mining technology for unstructured information. As of June 30, 1998, Relevance had no revenue and had gross assets of approximately $3.6 million. The Company recorded $34.6 million as a charge related to the write-off of purchased in process research and development. The following are unaudited pro forma combined results of operations for the Company and Relevance on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of 1998:


                                                         Year ended December 31,
                                                         ----------------------
(in thousands)                                                    1998
                                                         ----------------------
Total revenue                                                   $ 123,829
Net loss                                                        ($ 26,293)


NOTE 4--BALANCE SHEET COMPONENTS: (IN THOUSANDS)


                                                              December 31,
                                                        ------------------------
Other current assets:                                    2000             1999
                                                        -------          -------
Short-term deferred tax asset                           $ 6,411          $ 6,270
Prepaid Royalties                                         2,871            1,835
Miscellaneous other current assets                        4,638            6,569
                                                        -------          -------
                                                        $13,920          $14,674
                                                        =======          =======


                                                              December 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
Property and equipment:
          Computer equipment and software                $ 39,461       $ 27,969
          Office equipment                                  2,549          2,485
          Furniture and fixtures                            5,089          3,918
          Capital lease assets                                484            463
          Leasehold improvements and other                 17,396         11,510
                                                         --------       --------
                                                           64,979         46,345
          Accumulated depreciation and amortization       (29,312)       (18,315)
                                                         --------       --------
                                                         $ 35,667       $ 28,030
                                                         ========       ========

                                DOCUMENTUM, INC.

                                                   December 31,
                                               --------------------
                                                 2000        1999
                                               -------      -------
Accrued liabilities:
          Compensation & related benefits      $22,857      $17,512
          Royalties                              4,412        2,639
          Taxes payable                          4,013        3,946
          Other current liabilities             10,999        9,686
                                               -------      -------
                                               $42,281      $33,783
                                               =======      =======


NOTE 5-- CAPITAL LEASE OBLIGATION:

In 1999, the Company entered into two capital lease agreements, under a sale-leaseback arrangement, for the rental of computer equipment in the amount of $292,000 and $171,000. The lease agreements require quarterly principal and interest payments in the amount of $37,000 and $22,000, respectively. The leases have interest rates of 1.66% and 2.605% and maturity dates of July, 2001 and September, 2001, respectively. As of December 31, 2000, the Company has made payments in the amount of $398,000 related to these capital leases and has recorded the current portion of these capital lease obligations in the amount of $65,000.

NOTE 6--LINE OF CREDIT:

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a new bank. The agreement allows for borrowings of up to $20 million bearing interest at the Company's option of either: (1) the bank's prime rate or (2) the LIBOR rate plus 1.50%. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the agreement. At December 31, 2000 the Company was in compliance with its financial covenants. The Company did not have any borrowings outstanding under this line of credit as of December 31, 2000.

NOTE 7--STOCKHOLDERS' EQUITY:

Stock Split

On October 18, 2000, the Board of Directors approved a two-for-one stock split that entitled each stockholder of record at the close of business on November 1, 2000 to receive one additional share for every share of the Company's common stock held on that date. Shares resulting from the split were distributed by the transfer agent on or about November 13, 2000. The Company's stock reflected the completion of the stock dividend at the opening of the Nasdaq trading session on November 14, 2000. All share and per share amounts have been adjusted retroactively to reflect the split.

Stock Repurchase

On April 15, 1999, the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. During 1999, the Company repurchased and retired 696,300 shares of common stock for approximately $10.1 million. No shares were repurchased during 2000.

Rights Plan

On February 3, 1999, the Company adopted a Share Purchase Plan ("Rights Plan") under which all stockholders of record as of February 24, 1999 received rights to purchase shares of a new series of preferred stock. The rights will

                                DOCUMENTUM, INC.

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

NOTE 8 -- BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

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


The following is a reconciliation of the computation for basic and diluted net income (loss) per share:

                                               Year Ended December 31,
                                             --------------------------
(in thousands, except per share data)         2000      1999      1998
                                             ------    ------    ------
Net income (loss)                            $ 8,739   $(8,412)  $(23,524)
                                             =======   =======    =======
Shares calculation
  Weighted average basic shares outstanding   35,584    33,382     32,442
  Dilutive options                             4,070        --         --
    Total shares used to compute             -------   -------    -------
    diluted income (loss) per share           39,654    33,382     32,442
                                             -------   -------    -------
Income (loss) per basic share                $  0.25   $ (0.25)   $ (0.73)
                                             =======   =======    =======
Income (loss) per diluted share              $  0.22   $ (0.25)   $ (0.73)
                                             =======   =======    =======


Options to purchase 636,150, 6,835,258 and 2,615,470 shares of common stock at prices ranging from $34.86 to $59.38, $0.16 to $26.72 and $0.16 to $29.82 per
share were outstanding as of December 31, 2000, 1999 and 1998, respectively, but were excluded from the computation if either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

NOTE 9--STOCK OPTION AND BENEFIT PLANS:

1993 Equity Incentive Plan

In March 1993, the Board of Directors adopted the 1993 Equity Incentive Plan (the "Plan") providing for the issuance of nonstatutory common stock options to employees and consultants of the Company. The Board of Directors has amended the Plan providing for the grant of incentive stock options ("ISOs"), stock bonuses and stock appreciation rights and allowing for the sale of restricted stock. Under the Plan a total of 11,600,276 shares have been authorized for issuance.

                                DOCUMENTUM, INC.

Options may be granted at an exercise price at the date of grant of not less than the fair market value per share for ISOs and not less than 85% of the fair market value per share for nonstatutory stock options, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the option must be not less than 110% of the fair market value. All options granted under this plan have a term of 10 years with vesting periods determined by the Board of Directors.

Options granted under the Plan may be exercisable prior to vesting subject to repurchase of the shares by the Company at the option exercise price paid per share with such repurchase right generally lapsing with respect to 25% after the first year and ratably each month over the remaining thirty-six month period. In 2000, 1999, and 1998 the Company issued 2,070,000, 901,886, and
2,246,148, options under the Plan, respectively. At December 31, 2000, 161 shares were subject to repurchase by the Company.

Non-employee Directors' Stock Option Plan

In November 1995, the Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 700,000 nonstatutory stock options to non-employee directors of the Company. All options under this plan have a term of 10 years. Each non-employee director of the Company was granted a nonstatutory option to purchase 15,000 shares of common stock upon the effective date of the initial public offering. Each non-employee director of the Company will automatically be granted a nonstatutory option to purchase 40,000 shares of common stock upon the date on which such person becomes a director. On June 30, 1997, each non-employee director of the Company was granted an annual option to purchase 5,000 shares of common stock. The plan provides an additional option to purchase 15,500 shares of common stock that will be granted on June 30 of each year, provided such person has served continuously as a non-employee director for the past 6 months. Options under the Directors' Plan will be granted at the fair value of the stock and will vest one-third at date of grant and the remaining options will vest in two equal annual installments.

In 2000, 1999 and 1998, the Company issued 140,000, 100,000, and 115,000 options under the Directors' Plan, respectively.

1996 Non-officer Equity Incentive Plan

In October 1996, the Board of Directors adopted the 1996 Non-Officer Equity Incentive Plan (the "Incentive Plan") providing for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to employees and consultants of the Company. This plan explicitly excludes directors and employees serving as officers of the Company. Under the Incentive Plan, a total of 11,570,000 shares have been authorized for issuance.

Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share as determined by the Board of Directors. Options granted under the Incentive Plan are exercisable only upon vesting. All options under this plan have a term of 10 years with vesting periods determined by the Board of Directors.

In 2000, 1999 and 1998, the Company issued 4,485,350, 5,045,140, and 6,459,916 options under the Incentive Plan, respectively.

1996 Relevance Technologies Stock Plan

Upon the acquisition of Relevance, the Company's Board of Directors adopted Relevance's stock option plan, which was in existence at the time of purchase. The Relevance Plan provides for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to current employees of the Company

                                DOCUMENTUM, INC.

who are former employees of Relevance. Relevance stock options outstanding at the time of purchase were converted into options to purchase 73,609 shares of Documentum common stock.

Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share as determined by the Board of Directors. Options granted under the Relevance Plan are exercisable only upon vesting.

At December 31, 2000, 474 shares of restricted stock purchased under the Relevance plan were subject to repurchase by the Company.


A summary of activity under all the plans is as follows:


                                             OPTIONS OUTSTANDING
                                          ----------------------------
                                                           WEIGHTED
                                                           AVERAGE
                                            SHARES      EXERCISE PRICE
                                          -----------   --------------
Outstanding as of December 31, 1997        5,528,636       $12.66
    Granted                                8,821,064       $15.36
    Exercised                               (587,350)      $ 5.67
    Canceled                              (6,240,120)       18.39
                                          ----------
Outstanding as of December 31, 1998        7,522,230       $11.36

    Granted                                6,047,026       $ 8.15
    Exercised                             (1,293,656)      $ 7.06
    Canceled                              (2,449,126)      $11.15
                                          ----------
Outstanding as of December 31, 1999        9,826,474       $10.03

    Granted                                6,695,350       $31.65
    Exercised                             (2,631,144)      $ 9.27
    Canceled                              (1,225,917)      $15.67
                                          ----------
Outstanding as of December 31, 2000       12,664,763       $15.80
                                          ==========


On October 9, 1998, holders of stock options under the Plan, the Incentive Plan and the Relevance Plan were granted the opportunity to exchange previously granted options for new stock options exercisable at $24.625 per share, the fair market value on the date of exchange. The remaining original terms of the options were not changed. Options to purchase 2,890,543 shares were exchanged.

At December 31, 2000, options to purchase 3,846,024 shares were vested and 1,944,856 shares were available for future grant under all the plans.

                                DOCUMENTUM, INC.

The following table summarizes information regarding stock options outstanding at December 31, 2000:

                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ----------------------------------------    --------------------------
                                                Weighted
                                 Number         Average     Weighted        Number        Weighted
                            Outstanding at     Remaining     Average    Exercisable at     Average
                              December 31,    Contractual   Exercise      December 31,    Exercise
Range of Exercise Prices         2000         Life (Years)    Price          2000           Price
------------------------    --------------    -----------   --------    --------------    --------
   $ 0.5000 - $ 0.5000             5,100          4.07      $ 0.5000           5,100      $ 0.5000
   $ 0.5700 - $ 6.2815         1,743,881          8.02        5.9086       1,384,468        5.8447
   $ 6.3440 - $11.8125         1,474,188          8.34        8.7557         467,343        8.8032
   $11.8750 - $12.3125         2,345,190          6.85       12.3048       1,590,603       12.3047
   $12.4375 - $24.1875         1,427,669          8.89       19.8840         273,510       18.6597
   $24.4690 - $27.1955         1,416,285          9.35       26.3426           5,000       25.3508
   $27.4375 - $28.6250         1,293,000          9.29       27.8215              --            --
   $29.2500 - $34.3750           536,500          9.44       32.2671              --            --
   $34.7190 - $37.6250         1,547,700          9.72       37.2810         100,000       35.0000
   $37.6875 - $59.3750           875,250          9.77       43.7858          20,000       44.6875
                              ----------                                   ---------
   $0.5000 - $59.3750         12,664,763          8.60      $21.0799       3,846,024      $10.7655
                              ==========                                   =========


Options outstanding and options exercisable above do not include, 635 shares subject to repurchase by the Company at December 31, 2000.

Employee Stock Purchase Plan

In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 2,300,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to a maximum of $25,000 per calendar year, to be used to purchase shares of the common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. During 2000, 1999 and 1998, approximately 546,000, 352,000, and 86,000 common shares were purchased under the Purchase Plan, respectively.


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

                                DOCUMENTUM, INC.

                                                    YEAR ENDED DECEMBER 31,
                                        --------------------------------------------
(in thousands, except per share amounts)   2000             1999            1998
                                        ----------       ----------       ----------
Net income (loss):
    As reported                         $    8,739       $   (8,412)      $  (23,524)
    Pro forma                           $  (31,049)      $  (24,677)      $  (35,150)
Basic earnings (loss) per share:
    As reported                         $     0.25       $    (0.25)      $    (0.73)
    Pro forma                           $    (0.87)      $    (0.74)      $    (1.08)
Diluted earnings (loss) per share:
    As reported                         $     0.22       $    (0.25)      $    (0.73)
    Pro forma                           $    (0.87)      $    (0.74)      $    (1.08)


Earnings (loss) per share as reported was computed as described in Note 8.

The fair value of each stock option grant on the date of grant and the fair value of the shares granted under the Purchase Plan were estimated using the Black-Scholes option pricing model with the following assumptions:


                                         YEAR ENDED DECEMBER 31,
                                 --------------------------------------
                                   2000           1999           1998
                                 --------       --------       --------
Volatility                         123.48%         83.99%         72.77%
Risk-free interest rate              6.23%          5.63%          5.04%
Dividend yield                         --             --             --
Expected lives                          4              4              4
Weighted average fair value      $  34.86       $  11.52       $  21.82


The pro forma effects on net income for 2000, 1999 and 1998 are not representative of the pro forma effect on net income in future years for the following reasons: i) the number of future shares to be issued under these plans is unknown and ii) the assumptions do not take into consideration pro forma compensation expense related to grants made prior to January 1, 1995.

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

                                DOCUMENTUM, INC.

NOTE 10--COMMITMENTS:

Operating Leases

The Company is obligated under non-cancelable operating leases for office space which expire at various times through 2013. Certain leases for office space provide for scheduled rent increases and contain options for additional space. Rent expense is recognized ratably over the lease term. Future minimum lease commitments under these leases are as follows:

         (in thousands)
         Year ending December 31,
         2001                                                   $ 9,820
         2002                                                     9,211
         2003                                                     9,254
         2004                                                     9,371
         2005                                                     7,585
         Thereafter                                               8,440
                                                                -------
                                                                $53,681
                                                                -------

Total rent expense was approximately $7,766,000, $5,628,000, and $3,845,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 11--INCOME TAXES:

The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 is as follows:

                        Year Ended December 31,
                  -----------------------------------
(in thousands)      2000          1999          1998

Current:
     Federal      $ 1,545       $(3,064)      $ 5,021
     State            428           252         1,421
     Foreign        2,699         1,569         1,230
                  -------       -------       -------
                    4,672        (1,243)        7,672
                  -------       -------       -------

Deferred:
     Federal         (175)       (1,984)       (1,325)
     State           (193)       (1,106)         (116)
                  -------       -------       -------
                     (368)       (3,090)       (1,441)
                  -------       -------       -------
                  $ 4,304       $(4,333)      $ 6,231
                  =======       =======       =======

The components of income (loss) before provision for (benefit from) income taxes are as follows:


                                                                           Year Ended December 31,
                                                                    -------------------------------------
(in thousands)                                                        2000          1999          1998
                                                                    --------      --------       --------
Domestic income (loss)                                              $  6,312      $(16,063)      $(20,655)
Foreign income                                                         6,731         3,318          3,362
                                                                    --------      --------       --------
Income (loss) before provision for (benefit from) income taxes      $ 13,043      $(12,745)      $(17,293)
                                                                    ========      ========       ========

                                DOCUMENTUM, INC.

The tax provision is reconciled to the amount computed using the federal statutory rate as follows:

                                                                 Year Ended December 31,
                                                          --------------------------------------
(in thousands)                                              2000           1999           1998
                                                          --------       --------       --------
Federal statutory tax provision                           $  4,565       $ (4,461)      $ (6,052)
State taxes, net of federal benefit                             85           (855)           808
Change in valuation allowance                                   --            416             --
Foreign taxes -  rate differential/unbenefited taxes           666            649             53
Foreign sales corporation benefit                               --             --           (239)
Tax exempt interest                                           (312)          (591)          (574)
Purchased in process research and development                   --             --         12,446
Other                                                         (700)           509           (211)

                                                          --------       --------       --------
                                                          $  4,304       $ (4,333)      $  6,231
                                                          --------       --------       --------


The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. The net valuation allowance increased by $21,836,000 in 2000. The increase is primarily attributable to net operating loss carryforwards and tax credit carryforwards resulting from the tax benefit associated with employee stock plans. The majority of the valuation allowance, if realizable, will be credited to additional paid-in capital and will not be available to offset future provision for income taxes. The significant components of the Company's deferred tax assets are $6,411,000 and $6,270,000 in other current assets as of December 31, 2000 and 1999, respectively and $2,234,000 and $2,046,000 in other assets as of December 31, 2000 and 1999, respectively are detailed as follows:

                                                      Year Ended December 31,
                                                      -----------------------
(in thousands)                                          2000           1999
                                                      --------       --------
Deferred tax assets:
     Reserves and accruals                            $  5,014       $  4,325
     Tax credit &  loss carryforwards                   28,108          6,632
                                                      --------       --------
         Total deferred assets                          33,122         10,957
Valuation allowance - provision for income taxes          (416)          (416)
Valuation allowance - equity                           (24,061)        (2,225)
                                                      --------       --------
           Total net deferred tax assets              $  8,645       $  8,316
                                                      ========       ========

The remaining federal net operating loss carryforwards of $60,835,000 will expire beginning in the year 2019 and federal tax credit carryforwards of $1,764,000 will expire beginning in the year 2012.


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

                                DOCUMENTUM, INC.

The Company's management considers its business activities to be focused on the license of its products and related services to customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in these two segments.

Internationally, the Company markets and supports its products and services primarily through its subsidiaries and various distributors. Service revenue consists of customer maintenance and consulting and training services. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled. Maintenance revenue, however, is currently recorded in its entirety in North America. In 2000, 1999, and 1998, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a breakdown of revenue and long-lived assets by geographic region for years ended December 31, 2000, 1999 and 1998:

For the year ended December 31, 2000
                                                    License         Service         Total         Long-Lived
(in thousands)                                      Revenue         Revenue        Revenue          Assets
North America                                      $  70,282       $  67,302      $ 137,584       $  31,785
Europe                                                41,560          11,920         53,480           2,892
Asia/Pacific                                           2,483             504          2,987             990
Other                                                  3,536              --          3,536              --
                                                   ---------       ---------      ---------       ---------
Total                                              $ 117,861       $  79,726      $ 197,587       $  35,667
                                                   =========       =========      =========       =========

For the year ended December 31, 1999
                                                    License         Service         Total         Long-Lived
(in thousands)                                      Revenue         Revenue        Revenue          Assets
North America                                      $  37,906       $  47,205      $  85,111       $  24,462
Europe                                                29,363           8,727         38,090           3,351
Asia/Pacific                                           3,867              25          3,892             217
Other                                                    871              --            871              --
                                                   ---------       ---------      ---------       ---------
Total                                              $  72,007       $  55,957      $ 127,964       $  28,030
                                                   =========       =========      =========       =========

For the year ended December 31, 1998
                                                    License         Service         Total         Long-Lived
(in thousands)                                      Revenue         Revenue        Revenue          Assets
North America                                      $  58,506       $  35,448      $  93,954       $   9,873
Europe                                                22,050           7,835         29,885           3,553
Asia/Pacific                                              --              --             --              --
Other                                                    (10)             --            (10)             --
                                                   ---------       ---------      ---------       ---------
Total                                              $  80,546       $  43,283      $ 123,829       $  13,426
                                                   =========       =========      =========       =========

NOTE 13--RELATED PARTY TRANSACTIONS:

The Company has distribution agreements with Xerox and its affiliated entities, which provide Xerox, or its affiliates with the non-exclusive rights to sell the Company's products in specified territories. For the years ended December 31, 1999 and 1998, the Company recognized license revenue from Xerox and its affiliated entities of $738,000 and $9,573,000, respectively, and incurred expenses primarily for support services provided by Xerox and its affiliated entities of $64,000 and $8,000, respectively. The net amount due from Xerox and its affiliated entities

                                DOCUMENTUM, INC.

was $2,920,000 at December 31, 1999. As of December 31, 1998, Xerox owned approximately 10% of the Company's outstanding common shares; however, on September 29, 1999, Xerox sold a majority of its holdings and on October 6, 1999, Xerox completely divested all of their remaining holdings in the Company and is, therefore, no longer considered a related party for fiscal year 2000.


NOTE 14-- UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

Summarized quarterly supplemental consolidated financial information for 2000 and 1999 is as follows:


(in thousand, except                                       Quarter ended
per share date; unaudited)             -------------------------------------------------------
                                       March 31,      June 30,     September 30,   December 31,
                                       --------       --------     ------------    -----------
2000
Total revenue                          $ 42,172       $ 44,720       $ 51,710       $ 58,985
Gross profit                             31,809         33,809         39,792         45,834
Operating income (loss)                    (287)           850          2,730          4,729
Net Income                                  332          1,518          2,569          4,320
Basic earnings per share               $   0.01       $   0.04       $   0.08       $   0.12
Diluted earnings per share             $   0.01       $   0.04       $   0.06       $   0.11

1999
Total revenue                          $ 24,005       $ 29,230       $ 33,776       $ 40,953
Gross profit                             15,252         19,901         24,694         30,502
Operating loss                           (7,677)        (5,321)        (2,918)          (602)
Net income (loss)                        (4,429)        (2,742)        (1,392)           151
Basic earnings (loss) per share        $  (0.13)      $  (0.08)      $  (0.04)      $   0.00
Diluted earnings (loss) per share      $  (0.13)      $  (0.08)      $  (0.04)      $   0.00

SCHEDULE II

                                Documentum, Inc.
                        Valuation and Qualifying Schedule

                             Balance at      Additional       Write-Offs
                            Beginning of     Charges to       and Other         Balance at
   Classification             Period         Operations       Deductions      End of Period
--------------------------  ------------     -----------      -----------     -------------
Allowance for doubtful
accounts, year ended:

   December 31, 1998        $ 2,537,000      $ 1,459,000      $(1,500,000)      $ 2,496,000
                            ===========      ===========      ===========       ===========

   December 31, 1999        $ 2,496,000      $   891,000      $(1,558,000)      $ 1,829,000
                            ===========      ===========      ===========       ===========

   December 31, 2000        $ 1,829,000      $ 2,408,000      $(1,702,000)      $ 2,535,000
                            ===========      ===========      ===========       ===========

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

          (7)10.10       Industrial Real Estate Lease, dated June 22, 1998, between the
                         Registrant and
                         Patrician Associates, Inc.

          Y(3)10.11      Services Partner Agreement, dated April 1, 1996,
                         between the Registrant and Xerox Corporation.

          (6)10.12       Registrant's 1996 Non-Officer Equity Incentive Plan as amended.

          (5)10.13       Lease agreement between Registrant and Britannia Hacienda IV Limited
                         Partnership.

           (9)16.1       Letter from Pricewaterhouse Coopers LLP dated September 28, 1999.

            21.1         Subsidiaries of the Registrant.

            23.1         Consent of Independent Public Accountants.

            23.2         Consent of Independent Accountants.

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

(6) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (333-59331).

(7) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's current report on Form 8-K dated February 3, 1999.

(9) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999.