Form 10-Q
period 2001-03-31
DOCUMENTUM INC
filed 2001-05-10
CIK 930885

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                ---------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


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

                                 Yes [X]   No. [ ]

       The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 37,630,913 on March 31, 2001.

                                    FORM 10-Q

                                      INDEX

PART I            FINANCIAL INFORMATION
    Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2001 and December
                  31, 2000............................................................................  Page 3

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000.......................................................  Page 4

                  Condensed Consolidated Statements of Cash Flow for the three months ended
                  March 31, 2001 and 2000.............................................................  Page 5

                  Notes to Condensed Consolidated Financial Statements................................  Page 6

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................................  Page 9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................  Page 20

PART II           OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K....................................................  Page 20

Signature.............................................................................................  Page 20


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DOCUMENTUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                                                        MARCH 31,     DECEMBER 31,
                                                                       --------------------------
                                                                          2001           2000
                                                                       ---------       ---------
ASSETS
Current assets:
     Cash and cash equivalents                                         $  46,544       $  43,918
     Short-term investments                                               53,042          59,217
     Accounts receivable, net                                             47,527          57,156
     Other current assets                                                 14,682          13,920
                                                                       ---------       ---------
         Total current assets                                            161,795         174,211

Property and equipment, net                                               34,705          35,667
Other assets                                                              11,646           8,582
                                                                       ---------       ---------
                                                                       $ 208,146       $ 218,460
                                                                       =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $   3,516       $   5,751
     Accrued liabilities                                                  34,665          42,281
     Deferred revenue                                                     29,176          21,073
     Current portion of capital lease obligation                               -              65
                                                                       ---------       ---------
         Total current liabilities                                        67,357          69,170
                                                                       ---------       ---------

Stockholders' equity:
     Preferred stock, $0.001 par value; 10,000 shares authorized;
         none issued and outstanding                                           -               -
     Common stock, $0.001 par value; 200,000 shares authorized;
         37,631 and 36,847 shares issued and outstanding                      38              37
     Additional paid-in capital                                          175,607         168,733
     Accumulated other comprehensive loss                                 (1,329)           (702)
     Accumulated deficit                                                 (33,527)        (18,778)
                                                                       ---------       ---------
         Total stockholders' equity                                      140,789         149,290
                                                                       ---------       ---------
                                                                       $ 208,146       $ 218,460
                                                                       =========       =========




     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     MARCH, 31
                                                              ------------------------
                                                                2001           2000
                                                              --------       --------
Revenue:
   License                                                    $ 20,841       $ 24,958
   Service                                                      24,409         17,214
                                                              --------       --------
    Total revenue                                               45,250         42,172
                                                              --------       --------

Cost of revenue:
   License                                                       1,680          1,907
   Service                                                      12,940          8,457
                                                              --------       --------
    Total cost of revenue                                       14,620         10,364
                                                              --------       --------

Gross profit                                                    30,630         31,808
                                                              --------       --------

Operating expenses:
   Sales and marketing                                          28,651         18,526
   Research and development                                      9,675          7,674
   General and administrative                                    6,903          5,895
                                                              --------       --------
    Total operating expenses                                    45,229         32,095
                                                              --------       --------

Loss from operations                                           (14,599)          (287)

Interest and other income, net                                   1,191            782
                                                              --------       --------
Income (loss) before income tax provision                      (13,408)           495

Provision for income taxes                                       1,341            163
                                                              --------       --------
Net income (loss)                                             $(14,749)      $    332
                                                              ========       ========

Basic earnings (loss) per share                               $  (0.40)      $   0.01
                                                              ========       ========
Diluted earnings (loss) per share                             $  (0.40)      $   0.01
                                                              ========       ========

Shares used to compute basic earnings (loss) per share          37,327         34,446
                                                              ========       ========
Shares used to compute diluted earnings (loss) per share        37,327         38,828
                                                              ========       ========







     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ------------------------
                                                                              2001           2000
                                                                            --------       --------
Cash flow from operating activities:
    Net income (loss)                                                       $(14,749)      $    332
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                         3,163          2,579
         Provision for doubtful accounts                                       1,171            308
         Loss on disposal of fixed assets                                          -            310
         Changes in assets and liabilities:
           Accounts receivable                                                 8,458         (1,714)
           Other current assets and other assets                                (784)          (392)
           Accounts payable                                                   (2,235)           281
           Accrued liabilities                                                (7,616)        (4,332)
           Deferred revenue                                                    8,103          5,990

                                                                            --------       --------
              Net cash provided by (used in) operating activities             (4,489)         3,362
                                                                            --------       --------

Cash flow from investing activities:
    Purchases of investments                                                 (15,518)       (17,372)
    Sales of investments                                                      18,651         16,868
    Purchases of property and equipment                                       (2,201)        (3,372)

                                                                            --------       --------
              Net cash provided by (used in) investing activities                932         (3,876)
                                                                            --------       --------

Cash flow from financing activities:
    Issuance of common stock                                                   6,875         12,474
    Repayments on capital lease obligations                                      (65)           (60)

                                                                            --------       --------
              Net cash provided by financing activities                        6,810         12,414
                                                                            --------       --------

Effect of exchange rate changes on cash                                         (627)          (119)
                                                                            --------       --------

Net increase in cash and cash equivalents                                      2,626         11,781
Cash and cash equivalents at beginning of period                              43,918         18,286

                                                                            --------       --------
Cash and cash equivalents at end of period                                  $ 46,544       $ 30,067
                                                                            ========       ========





     See accompanying notes to condensed consolidated financial statements.

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of presentation

The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date to fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Such instruments are to be recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value must be recognized currently in earnings or in other comprehensive income if specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective. If a transaction is designated to receive hedge accounting, the company must establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. At December 31, 2000, and March 31, 2001, the company held no derivative instruments that fell under the accounting rules of SFAS No. 133. Therefore, the adoption of SFAS No. 133 on January 1, 2001 had no effect on the company's consolidated results of operations or financial position.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders' equity, including foreign currency translation gains/losses and unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains and losses on available-for-sale marketable securities have been insignificant for all periods presented. The Company's total comprehensive income (loss) was as follows (in thousands):

                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                    2001           2000
                                                  --------       --------
Net income (loss)                                 $(14,749)      $    332
Other comprehensive loss:
     Foreign currency translation adjustment          (627)          (119)
                                                  --------       --------
         Comprehensive income (loss)              $(15,376)      $    213
                                                  ========       ========


 Basic and Diluted Net Income (Loss) Per Share

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

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


All share and per share amounts have been adjusted retroactively to reflect the two-for-one stock split, which was effective November 14, 2000. The following is a reconciliation of the computation for basic and diluted net income (loss) per share (in thousands, except per share data):

                                          Three Months Ended March 31,
                                          ----------------------------
                                              2001          2000
                                            ---------       -------
Net income (loss)                           $ (14,749)      $   332
                                            =========       =======

Shares calculation:
   Weighted average shares outstanding         37,327        34,446
   Stock options                                    -         4,382
                                            ---------       -------
     Total shares used to compute
     diluted earnings per share                37,327        38,828
                                            =========       =======

Income (loss) per basic share               $   (0.40)      $  0.01
                                            =========       =======
Income (loss) per diluted share             $   (0.40)      $  0.01
                                            =========       =======



Options to purchase 7,239,352 and 92,656 shares of common stock were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were excluded from the computation of diluted net income (loss) per share if either the option's exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Segment Reporting

The Company's management considers its business activities to be focused on the license of its products and related services to customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in these two segments.

Internationally, the Company markets and supports its products and services primarily through its subsidiaries and various distributors. Service revenue consists of customer maintenance and consulting and training services. Revenue is generally attributed to geographic areas based on the country in which the customer is domiciled. Maintenance revenue, however, is currently recorded in its entirety in North America. For the period ended March 31, 2001 and 2000, no one customer accounted for more than 10% of total revenue. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

                                DOCUMENTUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents a breakdown of revenue and long-lived assets by geographic region for the three months ended March 31, 2000 and 2001 (in thousands):


For the Three Months Ended March 31, 2001      License Revenue    Service Revenue      Total Revenue    Long-Lived Assets
                                               ---------------    ---------------      -------------    -----------------
North America                                    $ 9,647            $20,047               $29,694            $30,983
Europe                                             8,982              4,220                13,202              2,865
Asia/Pacific                                       2,018                142                 2,160                857
Other                                                194                  -                   194                  -
                                                 -------            -------               -------            -------

      Total                                      $20,841            $24,409               $45,250            $34,705
                                                 =======            =======               =======            =======


For the Three Months Ended March 31, 2000   License Revenue    Service Revenue      Total Revenue     Long-Lived Assets
                                            ---------------    ---------------      -------------     ------------------
North America                                    $13,835            $14,568              $28,403           $25,150
Europe                                            10,543              2,512               13,055             3,182
Asia/Pacific                                         552                134                  686               181
Other                                                 28                  -                   28                 -
                                                 -------            -------              -------           -------

Total                                            $24,958            $17,214              $42,172           $28,513
                                                 =======            =======              =======           =======


Subsequent Event

On April 2, 2001 the Company pre-announced that primarily due to the downturn in the United States economy a significant number of orders which were expected to close in March 2001 had been cancelled and/or delayed. Consequently, the Company would not meet the revenue expectations of Wall Street and would report a net loss for the three-month period just ended on March 31, 2001. As a result of the impact of the downturn in the United States economy, management developed a plan to reduce costs and improve operating efficiencies. The Company expects to record a restructuring charge in the range of $4.0 to $7.0 million. The restructuring charge will be comprised primarily of severance payments and benefits related to the involuntary termination of approximately 139 employees and cancellation of outstanding accepted offers of employment, of which approximately 84% were based in the United States and the remainder were based in Europe.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                              -------------------
                                               2001        2000
                                               ----        ----
Revenue:
  License                                        46%         59%
  Service                                        54%         41%
                                               ----        ----
   Total revenue                                100%        100%
                                               ----        ----

Cost of revenue:
  License                                         4%          5%
  Service                                        29%         20%
                                               ----        ----
   Total cost of revenue                         33%         25%
                                               ----        ----

Gross profit                                     67%         75%
                                               ----        ----

Operating expense:
  Sales and marketing                            63%         44%
  Research and development                       21%         18%
  General and administrative                     15%         14%
                                               ----        ----
   Total operating expense                       99%         76%
                                               ----        ----

Loss from operations                            (32)%        (1)%


Interest and other income, net                    3%          2%
                                               ----        ----
Income (loss) before income tax provision       (29)%         1%

Provision for income taxes                        3%          0%
                                               ----        ----
Net income (loss)                               (32)%         1%
                                               ====        ====

AS A PERCENTAGE OF RELATED REVENUE:

Cost of license revenue                           8%          8%
Cost of service revenue                          53%         49%







Revenue

The Company's revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support agreements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. Beginning in 2000, the Company recognized revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". In addition, during the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by the existing rules. The adoption of SAB 101 did not have a material impact on the company's financial position or results of operations.

License revenue decreased by 17% or $4.2 million to $20.8 million for the three months ended March 31, 2001 from $25.0 million for the three months ended March 31, 2000. The decrease in license revenue for the three months ended March 31, 2001 over the same period in 2000 in absolute dollars and as a percentage of total revenue was due to a decrease in the number of licenses sold, as well as a decrease in the number of customers who purchased additional product licenses. In the first quarter of 2001, the Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers due to a general downturn in the United States economy. This economic condition adversely impacted sales for enterprise software applications. For the three months ended March 31, 2001 and 2000 the company had sales to a single customer which accounted for $2.2 million and $3.7 million, respectively or 11% and 15% of total license revenue, respectively.

Service revenue increased by 42% to $24.4 million for the three months ended March 31, 2001 from $17.2 million for the three months ended March 31, 2000, representing 54% and 41% of total revenue in the respective periods. The increase in absolute dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and consulting services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The increase as a percentage of revenue was due to the decrease in license revenue, as described above.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, distributors, and application service providers. Revenue from all indirect channel partners comprised 39% and 37% of license revenue for the three months ended March 31, 2001 and 2000, respectively. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 54% and 45% of license revenue for the three months ended March 31, 2001 and 2000, respectively. The increase in international revenue as a percent of license revenue in 2001 was primarily due to a decrease in total license revenue in the first three months of 2001 as compared to the same period in 2000. In addition, the Company had an enterprise-wide sale to a single global customer in the amount of $2.2 million in Europe during the three months ended March 31, 2001, which increased international revenue as a percentage of overall worldwide sales. The general economic slowdown in the first three months of fiscal year 2001 negatively impacted domestic revenue to a greater extent than international revenue. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenue

Cost of license revenue consists primarily of the royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed and variable fees. Cost of license revenue decreased 12% to $1.7 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000, representing 8% of the related license revenue for the three months ended March 31, 2001 and 2000. The decrease in cost of license revenue for the three months ended March 31, 2001, in absolute dollars was related to lower license sales for the three months ended March 31, 2001 over the comparable period. Cost of revenue stayed the same as a percentage of license revenue for the three months ended March 31, 2001 over the comparable period in 2000 due to the continued shift in the mix of products being sold. The Company expects the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of service revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers and maintenance services, which includes telephone support. Cost of services revenue increased by 52% to $12.9 million for the three months ended March 31, 2001 from $8.5 million for the three months ended March 31, 2000, representing, 53% and 49% of the related service revenue for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of service revenue in absolute dollar amount and as a percentage of service revenue was a result of increased personnel-related costs as the Company expanded its consulting, training and maintenance operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The Company expects the cost of service revenue to increase in absolute dollar amount as the related service revenue increases.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 55% to $28.7 million for the three months ended March 31, 2001 from $18.5 million for the three months ended March 31, 2000, representing 63% and 44% of total revenue for the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollar amount in the three months ended March 31, 2001 over the comparable period in 2000, was due to the Company's strategy to invest heavily in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs. The increase as a percentage of total revenue in the three months ended March 31, 2001 over the comparable period in 2000 was due to the decrease in license revenue for the three months ended March 31, 2001, as described above. The Company expects that sales and marketing expense will fluctuate in terms of absolute dollar amount, however, will decrease as a percentage of total revenue.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 26% to $9.7 million for the three months ended March 31, 2001 from $7.7 million for the three months ended March 31, 2000, representing 21% and 18% of total revenue for the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollar reflects the expansion of the company's engineering staff and related costs required to support the development of new products, as well as localization of and enhancements to existing products. The increase as a percentage of total revenue for the three months ended March 31, 2001 over the comparable period in 2000 was due to the decrease in license revenue in 2001, as described above. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will fluctuate in terms of absolute dollar amount, however, will decrease as a percentage of total revenue.

General and administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services.

General and administrative expenses increased by 17% to $6.9 million for the three months ended March 31, 2001 from $5.9 million for the three months ended March 31, 2000, representing 15% and 14% of total revenue for the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollar amount for the three months ended March 31, 2001 over the comparable period in 2000 was primarily due to increased staffing and professional fees necessary to manage and support the Company's planned growth, as well as consulting costs associated with changes to the Company's information systems. The increase as a percentage of total revenue was due to the decrease in license revenue in the first three months of fiscal year 2001, as described above. The Company expects general and administrative expenses will fluctuate in terms of absolute dollar amount, however, will decrease as a percentage of total revenue.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company's cash, cash equivalents and short term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense. Interest and other income, net, increased by $0.4 million for the three months ended March 31, 2001 to $1.2 million from $0.8 million for the three months ended March 31, 2000. The increase for the three months ended March 31, 2001 over the same period in 2000 was a result of higher average cash balances and higher average interest rates earned on those cash balances in 2001. In the second quarter of 2000, the Company made a shift in its investment strategy from a portfolio containing predominantly tax-exempt securities to include more higher-yielding, taxable securities. To date, the Company's international sales have been generally denominated in U.S. dollars and the Company has not engaged in hedging activities as the exposure to currency fluctuations has been insignificant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

Income taxes

Income tax provision for the interim periods is based on estimated annual income tax rates. The Company's effective tax rate for the three months ended March 31, 2001 and 2000 was 10% and 33%, respectively. The decrease in the Company's effective tax rate is a result of its loss position during the quarter. The Company's 2001 tax rate represents projected international taxes. The tax rate may vary by quarter based on the Company's operating results and the mix of domestic and international income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments totaled $99.6 million at March 31, 2001 representing 48% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are classified as "available-for-sale."

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2001 as compared with net cash provided by operating activities of $3.4 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, cash used in operations was primarily attributable to a net loss of $14.7 million, adjusted for depreciation and amortization of $3.2 million and provision for doubtful accounts of $0.3 million, an increase in other current assets and other assets of $0.8 million, a decrease in accounts payable and accrued liabilities of $2.2 million and $7.6 million, respectively, offset by a decrease in accounts receivable of $9.3 million and an increase in deferred revenue of $8.1 million. For the three months ended March 31, 2000, cash generated by operating activities was primarily attributable to net income of $0.3 million, adjusted for depreciation and amortization of $2.6 million, provision for doubtful accounts of $0.3 million, loss on disposal of fixed assets of $0.3 million, increases in accounts payable and deferred revenue of $0.3 million and $6.0 million, respectively, offset by increases in accounts receivable and other assets in the amount of $1.7 million and $0.4 million, respectively, and a decrease in accrued liabilities of $4.3 million.

For the three months ended March 31, 2001 and 2000, capital expenditures were $2.2 million and $3.4 million, respectively. Capital expenditures for the three months ended March 31, 2001 and 2000, were primarily for computer equipment and computer software applications related to changes and improvements made in the Company's information systems. Additionally, for the three months ended March 31, 2000, expenditures were made for office furniture and leasehold improvements related to the new office facility described below.

For the quarter ending March 31, 2001, the Company received $3.8 million and $3.1 million in proceeds from employee stock option exercises and employee stock purchase plan purchases, respectively.

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a bank ("the Facility"). The facility allows for borrowing of up to $20 million bearing interest at the Company's option of either: (1) the bank's prime rate of (2) the LIBOR rate plus 1.5 %. This line of credit expires on July 30, 2001. The Company must comply with certain financial covenants and conditions as described in the Facility. Currently, the Company is in violation of a number of these covenants, but has obtained a waiver from the bank in regard to the violations. The Company did not have any borrowings outstanding under this line of credit as of March 31, 2001.

In 1999, the Company entered into two capital lease agreements under a sale-leaseback arrangement for the rental of computer equipment in the amount of $292,000 and $171,000. The lease agreements required quarterly principal and interest payments in the amount of $37,000 and $22,000, respectively. The leases had interest rates of 1.66% and 2.605% and maturity dates of July 2001 and September 2001, respectively. The remaining amounts related to these leases at December 31, 2000 were paid in the first quarter of fiscal year 2001.

In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, the Company signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July 2000 and expiring in March 2006. The Pleasanton, California space serves as the Company's headquarters and contains the principal administrative, engineering, marketing and sales facilities. The Company has made and will continue to make significant capital purchases related to leasehold improvements and office furniture for new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

The Company believes that its existing cash, cash equivalents and short-term investment balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company periodically evaluates, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors. "

Restructuring Charges

On April 2, 2001 the Company pre-announced that primarily due to the downturn in the United States economy a significant number of orders which were expected to close in March 2001 had been cancelled and/or delayed. Consequently, the Company would not meet the revenue expectations of Wall Street and would report a net loss for the three-month period just ended on March 31, 2001. As a result of the impact of the downturn in the United States economy, management developed a plan to reduce costs and improve operating efficiencies. The Company expects to record a restructuring charge in the range of $4.0 to $7.0 million. The restructuring charge will be comprised primarily of severance and benefits related to the involuntary termination of approximately 139 employees and cancellations of outstanding accepted offers of employment, of which approximately 84% were based in the United States and the remainder were based in Europe.

After completion of this restructuring, the Company will be carrying a revenue capacity greater than revenue it anticipates generating short-term in the United States market. As a result of this "excess" capacity in the United States, the Company anticipates it will report a net loss in the second and third quarters of this fiscal year and projects it will return to breakeven in the fourth quarter of the year.


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

The United States has been experiencing a general decline in economic conditions. The downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. During the quarter ended March 31, 2001, the Company did see a significant decrease in the overall demand for its products and services that resulted in lower than anticipated license revenue and a net loss of $14.7 million for the quarter. The Company plans to monitor the status of the United States economy and, specifically, demand for its products in the United States. After completion of the announced restructuring, the Company will be carrying a revenue capacity greater than revenue it anticipates generating short-term in the United States market. As a result of this "excess" capacity in the United States, the Company anticipates it will report a net loss in the second and third quarters of this fiscal year and projects it will return to breakeven in the fourth quarter of the year.

Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders, could have a significant impact on quarterly operating results and revenue. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from three to nine months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be lower than expected and our common stock price may fall.

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

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally requires us to engage in a lengthy sales cycle (generally between three and nine months) to provide a significant level of education to prospective customers regarding the use and benefits of our products. Additionally, the size and complexity of any particular transaction can also cause delays in the sales cycle. The implementation of our products can involve a significant commitment of resources by customers over an extended period of time and is commonly associated with substantial reengineering efforts by the customer. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. A delay in the sale or customer implementation of even a limited number of license transactions could result in lower than expected revenue and cause our operating results to vary significantly from quarter to quarter.

A SUBSTANTIAL PORTION OF THE COMPANY'S REVENUE IS ATTRIBUTABLE TO ONE FAMILY OF PRODUCTS AND RELATED SERVICES. To date, substantially all of our revenue has been attributable to sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect that Documentum 4i and related products and services will account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could harm our business, financial condition and results of operations.

The Company's failure to identify new product opportunities or to develop new products or versions could harm the business. The content management software and services market in which we compete is characterized by (1) rapid technological change, (2) frequent introduction of new products and enhancements, (3) changing customer needs, and (4) evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of our products are difficult to estimate. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. Our future success also depends in part on our abilities to execute on our strategy of developing web content management and business-to-business solutions and to maintain and enhance relations with technology partners, including RDBMS vendors, in order to provide our customers with integrated product solutions.

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

A relatively small number of customers have accounted for a significant percentage of our revenue. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical, financial services and high technology industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market successfully our products to new customers and new industry segments could harm our business, and our prospects.

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

THE COMPANY DEPENDS ON THE SERVICE OF KEY PERSONNEL. Our future performance depends in significant part on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement with us. The loss of services of one or more of our executive officers or key technical personnel could harm our business, operating results and financial condition.

Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.

THE COMPANY IS SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Our revenue is primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. The Company has offices in London, Paris, Munich, Tokyo, Melbourne, Hong Kong, Singapore, Taipei, and Seoul. The Company operates its international technical support operations in the London, Munich and Melbourne offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and operating results could suffer.

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

THE COMPANY'S INDUSTRY IS CHARACTERIZED BY VIGOROUS PROTECTION AND PURSUIT OF INTELLECTUAL PROPERTY RIGHTS THAT COULD RESULT IN SUBSTANTIAL COST TO THE COMPANY. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

Although we do not believe that we are infringing on any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time-consuming to defend, (2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays, and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may result in substantial damages, payments or termination if sales of infringing products.

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

THE COMPANY IS SUBJECT TO THE RISKS ASSOCIATED WITH PRODUCT DEFECTS AND INCOMPATIBILITIES. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or "bugs," or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in or delay in recognition of revenue.

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

THE COMPANY IS SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Any future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and the potential disruption of our ongoing business. Additionally, such acquisitions may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may harm our business and financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - INTEREST RATE RISK

As of March 31, 2001 the Company's investment portfolio includes $38.0 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $15.0 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


            (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001.






                                    SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2001.


                        DOCUMENTUM, INC.
                        (Registrant)


                        By: /s/ Bob L. Corey
                          ----------------------
                        Bob L. Corey
                        Executive Vice President & Chief Financial Officer