Form 10-Q
period 2001-06-30
DOCUMENTUM INC
filed 2001-08-09
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 0-27358

DOCUMENTUM, INC.

(exact name of registrant as specified in its charter)

Delaware	95-4261421

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6801 Koll Center Parkway, Pleasanton, California	94566-7047

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (925) 600-6800

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

Yes [X]  No [   ].

     The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 37,796,426 on June 30, 2001.

FORM 10-Q

Index

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	Page 3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000	Page 4

	Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2001 and 2000	Page 5

	Notes to Condensed Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 24

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	Page 24

Item 6.	Exhibits and Reports on Form 8-K	Page 25

Signature		Page 25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data; unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$46,732	$43,918

Short-term investments	43,797	59,217

Accounts receivable, net	43,469	57,156

Other current assets	16,632	13,920

Total current assets	150,630	174,211

Property and equipment, net	35,883	35,667

Other assets	13,650	8,582

	$200,163	$218,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,512	$5,751

Accrued liabilities	40,108	42,281

Deferred revenue	29,323	21,073

Current portion of capital lease obligation	—	65

Total current liabilities	71,943	69,170

Other long-term liabilities	157	—

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—

Common stock, $0.001 par value; 200,000 shares authorized; 37,796 and 36,847 shares issued and outstanding	38	37

Additional paid-in capital	177,079	168,733

Accumulated other comprehensive loss	(1,416)	(702)

Accumulated deficit	(47,638)	(18,778)

Total stockholders’ equity	128,063	149,290

	$200,163	$218,460

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

License	$21,421	$25,499	$42,262	$50,456

Service	24,196	19,221	48,605	36,436

Total revenue	45,617	44,720	90,867	86,892

Cost of revenue:

License	1,492	1,518	3,172	3,425

Service	12,010	9,393	24,950	17,850

Total cost of revenue	13,502	10,911	28,122	21,275

Gross profit	32,115	33,809	62,745	65,617

Operating expense:

Sales and marketing	25,486	19,020	54,137	37,547

Research and development	8,734	8,801	18,409	16,475

General and administrative	6,045	5,138	12,948	11,032

Restructuring costs	3,817	—	3,817	—

Total operating expense	44,082	32,959	89,311	65,054

Income (loss) from operations	(11,967)	850	(26,566)	563

Interest and other income, net	1,151	1,416	2,342	2,198

Permanent impairment of investment	(2,012)	—	(2,012)	—

Income (loss) before income tax provision	(12,828)	2,266	(26,236)	2,761

Provision for income taxes	1,283	748	2,624	911

Net income (loss)	$(14,111)	$1,518	$(28,860)	$1,850

Basic earnings (loss) per share	$(0.37)	$0.04	$(0.77)	$0.05

Diluted earnings (loss) per share	$(0.37)	$0.04	$(0.77)	$0.05

Shares used to compute basic earnings (loss) per share	37,741	35,194	37,535	34,820

Shares used to compute diluted earnings (loss) per share	37,741	38,782	37,535	38,850

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands; unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flow from operating activities:

Net income (loss)	$(28,860)	$1,850

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	6,652	5,305

Provision for doubtful accounts	2,219	382

Permanent impairment of investment	2,012	—

Loss on disposal of fixed assets	6	554

Changes in assets and liabilities:

Accounts receivable	11,468	(5,989)

Other current assets and other assets	(4,672)	(1,797)

Accounts payable	(3,239)	109

Accrued liabilities and other long-term liabilities	(2,016)	(700)

Deferred revenue	8,250	5,482

Net cash provided by (used in) operating activities	(8,180)	5,196

Cash flow from investing activities:

Purchases of investments	(111,964)	(75,057)

Sales of investments	122,264	60,663

Purchases of property and equipment	(6,874)	(8,655)

Net cash provided by (used in) investing activities	3,426	(23,049)

Cash flow from financing activities:

Issuance of common stock	8,347	17,437

Repayments on capital lease obligations	(65)	(120)

Net cash provided by financing activities	8,282	17,317

Effect of exchange rate changes on cash	(714)	(427)

Net increase (decrease) in cash and cash equivalents	2,814	(963)

Cash and cash equivalents at beginning of period	43,918	18,286

Cash and cash equivalents at end of period	$46,732	$17,323

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of presentation

The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments, except as described in Notes 4 and 5, which in the opinion of management are necessary to present fairly the Company’s consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2000 Annual Report on Form 10-K. The consolidated results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

Note 2. New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of June 30, 2001, the Company had no recorded goodwill or intangibles.

Note 3. Derivative Financial Instruments

On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company designates its derivatives based upon the criteria established by SFAS 133. For derivatives designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently classified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized immediately into earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The adoption of SFAS 133 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company implemented a hedging policy to manage exposure to foreign currency risk within the consolidated financial statements. As part of that policy, the Company may engage in transactions involving various derivative instruments, with maturities not longer than five years to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.

During the second quarter of fiscal 2001, the Company entered into a forward exchange contract that qualified as a fair value hedge under SFAS 133 to hedge an foreign currency accounts receivable. The contract expires within 12 months and is intended to minimize certain foreign currency exposures that can be confidently identified and quantified.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with SFAS 133, fair value hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Once established, fair value hedges are generally not removed until maturity.

The Company had immaterial derivative gains for the six months ended June 30, 2001.

Note 4. Restructuring Costs

In the second quarter of fiscal 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 124 employees and cancellation of outstanding accepted offers of employment, of which approximately 86% were based in the United States and the remainder were based in Europe.

The Company’s remaining reserve balance of $1.0 million consists of $0.8 million of current liabilities to be substantially paid out in the second half of fiscal 2001, and $0.2 million of long-term liabilities related to excess facilities primarily with non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal 2005).

The following table sets forth an analysis of the components of the restructuring charge recorded in the second quarter of fiscal 2001:

	Severance
	and	Other
	Benefits	Charges	Total

Severance and Benefits	$3,359,837	$—	$3,359,837

Accrued Facility Lease Costs	—	355,728	355,728

Other	—	101,863	101,863

Total Restructuring Charge	$3,359,837	$457,591	$3,817,428

The following table sets forth the Company’s restructuring reserve as of June 30, 2001:

	Severance
	and	Other
	Benefits	Charges	Total

Restructuring Charges	$3,359,837	$457,591	$3,817,428

Cash Paid	(2,670,026)	(139,353)	(2,809,379)

Balance of Restructuring Reserve	$689,811	$318,238	$1,008,049

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Stock Option Exchange

On April 19, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on June 6, 2001. The exchange resulted in the voluntary cancellation by 216 employees of 2,048,850 employee stock options with varying exercise prices in exchange for the same number of replacement options to be granted at a future date. The replacement options will have the same terms and conditions as each optionee’s cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options will be granted no earlier than December 7, 2001 and no later than December 11, 2001, (2) the replacement options will have an exercise price equal to the fair market value of the common stock on the date of the grant, (3) the replacement options will be nonstatutory stock options, and (4) the optionee must be an employee of the Company on the date of grant of the replacement options in order to receive replacement options. All employees were eligible to participate in the program. The Company believes it will not incur any compensation charge in connection with the program.

Note 6. Investment Impairment

During the second quarter of fiscal 2001, the Company recorded an impairment loss of $2.0 million relating to an other-than temporary decline in the fair value of its private equity investment. The impairment was recorded to reflect the investment at fair value. As of June 30, 2001, the Company’s recorded basis in the investment was reduced to zero as the investee had fallen behind in all of its key financial metrics and had limited working capital. The Company does not expect to recover any portion of its investment.

Note 7. Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gains/losses and unrealized gains or losses on available-for-sale marketable securities. The Company’s unrealized gains and losses on available-for-sale marketable securities have been insignificant for all periods presented. The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net income (loss)	$(14,111)	$1,518	$(28,860)	$1,850

Other comprehensive loss:

Foreign currency translation adjustment	(87)	(308)	(714)	(427)

Comprehensive income (loss)	$(14,198)	$1,210	$(29,574)	$1,423

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Basic and Diluted Net Income (Loss) Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net income (loss)	$(14,111)	$1,518	$(28,860)	$1,850

Shares calculation:

Weighted average shares outstanding	37,741	35,194	37,535	34,820

Stock options	—	3,588	—	4,030

Total shares used to compute diluted earnings per share	37,741	38,782	37,535	38,850

Income (loss) per basic share	$(0.37)	$0.04	$(0.77)	$0.05

Income (loss) per diluted share	$(0.37)	$0.04	$(0.77)	$0.05

Options to purchase 7,631,579 and 411,436, shares of common stock were outstanding during the three months ended June 30, 2001 and 2000, respectively, and 9,194,443, and 233,552 shares of common were outstanding during the six months ended June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings (loss) per share because either the option’s exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Note 9. Segment Reporting

The Company’s management considers its business activities to be focused on the license of its products and related services to customers. Since management’s primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in these two segments.

Internationally, the Company markets and supports its products and services primarily through its subsidiaries and various distributors. Service revenue consists of customer maintenance and consulting and training services. Revenue is generally attributed to geographic areas based upon the billing location of the customer. Maintenance revenue, however, is currently recorded in its entirety in North America. For the three and six month periods ended June 30, 2001 and 2000, no one customer accounted for more than 10% of total revenue. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a breakdown of revenue and long-lived assets by geographic region for the three and six months ended June 30, 2001 and 2000 (in thousands):

	License	Service	Total	Long-Lived
For the three months ended June 30, 2001	Revenue	Revenue	Revenue	Assets

North America	$12,473	$20,020	$32,493	$31,946

Europe	6,844	3,953	10,797	3,018

Asia/Pacific	1,745	223	1,968	919

Other	359	—	359	—

Total	$21,421	$24,196	$45,617	$35,883

	License	Service	Total	Long-Lived
For the three months ended June 30, 2000	Revenue	Revenue	Revenue	Assets

North America	$16,007	$16,392	$32,399	$27,495

Europe	8,715	2,765	11,480	3,085

Asia/Pacific	299	64	363	246

Other	478	—	478	—

Total	$25,499	$19,221	$44,720	$30,826

	License	Service	Total	Long-Lived
For the six months ended June 30, 2001	Revenue	Revenue	Revenue	Assets

North America	$22,120	$40,067	$62,187	$31,946

Europe	15,826	8,173	23,999	3,018

Asia/Pacific	3,763	365	4,128	919

Other	553	—	553	—

Total	$42,262	$48,605	$90,867	$35,883

	License	Service	Total	Long-Lived
For the six months ended June 30, 2000	Revenue	Revenue	Revenue	Assets

North America	$29,627	$30,988	$60,615	$27,495

Europe	19,258	5,268	24,526	3,085

Asia/Pacific	851	180	1,031	246

Other	720	—	720	—

Total	$50,456	$36,436	$86,892	$30,826

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

Results of Operations

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

License	47%	57%	47%	58%

Service	53%	43%	53%	42%

Total revenue	100%	100%	100%	100%

Cost of revenue:

License	3%	3%	3%	4%

Service	26%	21%	27%	21%

Total cost of revenue	29%	24%	30%	24%

Gross profit	71%	76%	70%	76%

Operating expense:

Sales and marketing	56%	43%	60%	43%

Research and development	19%	20%	20%	19%

General and administrative	13%	11%	14%	13%

Restructuring costs	8%	—	4%	—

Total operating expense	96%	74%	98%	75%

Income (loss) from operations	(25%)	2%	(28%)	1%

Interest and other income, net	3%	3%	3%	3%

Permanent impairment of investment	(4%)	—	(2%)	—

Income (loss) before income tax provision	(26%)	5%	(27%)	3%

Provision for income taxes	3%	2%	3%	1%

Net income (loss)	(29%)	3%	(30%)	2%

As a Percentage of Related Revenue:

Cost of license revenue	7%	6%	8%	7%

Cost of service revenue	50%	49%	51%	49%

Revenue

The Company’s revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support agreements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable.

The United States and Europe have been experiencing a general decline in economic conditions. The downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. During the three and six months ended June 30, 2001, the Company saw a significant decrease in the overall demand for its products and services that resulted in lower than anticipated license revenue and a net loss. The Company plans to monitor the status of the United States and European economies and, specifically, demand for its products in the United States and Europe. Upon completion of the recent restructuring, the Company is carrying a revenue capacity greater than revenue it anticipates generating short-term in the United States and European markets. As a result of this “excess” capacity, the Company anticipates it will report a net loss in the third quarter of this fiscal year and projects it will return to breakeven in the fourth quarter of the year.

License revenue decreased by 16% or $4.1 million to $21.4 million for the three months ended June 30, 2001 from $25.5 million for the three months ended June 30, 2000 and decreased by 16% or $8.2 million to $42.3 million for the six months ended June 30, 2001 from $50.5 million for the six months ended June 30, 2000. The decrease in license revenue in absolute dollars and as a percentage of total revenue for both periods discussed is a result of a continued softness in the overall customer demand for enterprise software licenses. The Company saw a significant shift from larger, enterprise-wide transactions to a larger volume of lower-dollar point solution transactions, which has compounded the difficulties of forecasting license revenue. In addition to the weakness in the United States economy that has been prevalent over the last six months, the Company also began to experience the effects of an economic downturn in its European markets as well for the three months ended June 30, 2001. The Company did not have any sales to a single customer that accounted for greater than 10% of license revenue for the three and six months ended June 30, 2001 and for the three and six months ended June 30, 2000.

Service revenue increased by 26% to $24.2 million for the three months ended June 30, 2001 from $19.2 million for the three months ending June 30, 2000, representing 53% and 43% of total revenues in the respective periods and increased by 34% to $48.6 million for the six months ended June 30, 2001 from $36.4 million for the six months ended June 30, 2000 representing 53% and 42% of total revenues in the respective periods. The increase in absolute dollars was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company’s professional services staff in conjunction with the Company’s focus to expand solution offerings to customers. The increase as a percentage of revenue was due to the decrease in license revenue, as described above.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, distributors, and application service providers. Revenues from all indirect channel partners comprised 53% and 52% of license revenues for the three months ended June 30, 2001 and 2000, respectively, and 34% and 45% of license revenue for the six months ended June 30, 2001 and 2000, respectively. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 44% and 37% of license revenue for the three months ended June 30, 2001 and 2000, respectively, and 51% and 41% of license revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in international revenue as a percentage of license revenue in 2001 was primarily due to a decrease in total license revenues. In addition, the Company had enterprise-wide sales to two customers in Europe in the amount of $4.1 million during the six months ended June 30, 2001, which increased international revenue as a percentage of overall worldwide sales. The general industry slowdown in the first half of fiscal year 2001 negatively impacted domestic revenue to a greater extent than international revenue. The Company classifies license revenues as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represents where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenue

Cost of license revenue consists primarily of the royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed and variable fees. Cost of license revenue was $1.5 million for the three months ended June 30, 2001 and June 30, 2000 and decreased by 7% to $3.2 million for the six months ended June 30, 2001 from $3.4 million for the six months ended June 30, 2000, representing 7% and 6% of the related license revenue for the three months ended June 30, 2001 and 2000, respectively, and 8% and 7% of the related license revenue for the six months ended June 30, 2001 and 2000, respectively. The decrease in cost of license revenue for the six months ended June 30, 2001, in absolute dollars, was related to lower license sales for the six months ended June 30, 2001 over the comparable period, as well as a continued shift in the mix of products being sold. Cost of revenues increased as a percentage of license revenue for the three and six months ended June 30, 2001 over the comparable periods in 2000 due to a reduction in license revenue. The Company currently carries and integrates into its products more third party products and is selling a greater number of those products than it had in the same period in the prior year. The Company expects the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of service revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers and maintenance services, which includes telephone support. Cost of service revenue increased by 28% to $12.0 million for the three months ended June 30, 2001 from $9.4 million for the three months ended June 30, 2000 and increased by 40% to $25.0 million for the six months ended June 30, 2001 from $17.9 million for the six months ended June 30, 2000, representing 50% and 49% of the related service revenue for the three months ended June 30, 2001 and 2000, respectively, and 51% and 49% of the related service revenue for the six months ended June 30, 2001 and 2000, respectively. The increase in cost of service revenue in absolute dollar amount and as a percentage of service revenue was a result of increased personnel-related costs as the Company expanded its consulting, training and maintenance operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The Company expects the cost of service revenue to increase in absolute dollar amount as the related service revenue increases.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 34% to $25.5 million for the three months ended June 30, 2001 from $19.0 million for the three months ended June 30, 2000 and increased 44% to $54.1 million for the six months ended June 30, 2001 from $37.5 million for the six months ended June 30, 2000 representing 56% and 43% of total revenues for the three months ended June 30, 2001 and 2000, respectively, and 60% and 43% of total revenue for the six months ended June 30, 2001 and 2000, respectively. The increase in absolute dollar amount in 2001 over the comparable period in 2000 was the result of the Company’s strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs in order to create awareness and solidify its position as the leader in the content management market. The increase in sales and marketing as a percentage of total revenue for the three and six months ended June 30, 2001 over the same periods in 2000 was primarily due to a decrease in license revenue, as described above. The Company expects that sales and marketing expense will fluctuate in terms of absolute dollar amount, but will decrease as a percentage of total revenue.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses decreased by 1% to $8.7 million for the three months ended June 30, 2001 from $8.8 million for the three months ended June 30, 2000, and increased by 12% to $18.4 million for the six months ended June 30, 2001 from $16.5 million for the six months ended June 30, 2000, representing 19% and 20% for the three months ended June 30, 2001 and 2000, respectively and 20% and 19% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in absolute dollars for the six months ended June 30, 2001 reflects the expansion of the Company’s engineering staff and related costs required to support the development of new products, as well as localization of and enhancements to existing products. The small decrease in absolute dollars for the three months ended June 30, 2001, reflects the Company’s focus on cost-reduction efforts undertaken during the period. Based on the Company’s research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to remain constant in absolute dollar amount in order to maintain a consistent level of development of both existing and new products.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses increased by 18% to $6.0 million for the three months ended June 30, 2001 from $5.1 million for the three months ended June 30, 2000, and increased by 17% to $13.0 million for the six months ended June 30, 2001 from $11.0 million for the six months ended June 30, 2000, representing 13% and 11% of total revenues for the three months ended June 30, 2001 and 2000, respectively, and 14% and 13% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in absolute dollar amount for the three and six months ended June 30, 2001 over the comparable periods in 2000 was primarily due to increased staffing and professional fees necessary to manage and support the Company’s planned growth, as well as consulting costs associated with changes to the Company’s information systems. The increase as a percentage of total revenue was due to the decrease in license revenues for both the three and six months ended June 30, 2001 over the comparable periods in 2000, as described above.

Restructuring Costs. In the second quarter of fiscal 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 124 employees and cancellation of outstanding accepted offers of employment, of which approximately 86% were based in the United States and the remainder were based in Europe.

The Company’s remaining reserve balance of $1.0 million consists of $0.8 million of current liabilities to be substantially paid out in the second half of fiscal 2001, and $0.2 million of long-term liabilities related to excess facilities primarily with non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal 2005).

The following table sets forth an analysis of the components of the restructuring charge recorded in the second quarter of fiscal 2001:

	Severance
	and	Other
	Benefits	Charges	Total

Severance and Benefits	$3,359,837	$—	$3,359,837

Accrued Facility Lease Costs	—	355,728	355,728

Other	—	101,863	101,863

Total Restructuring Charge	$3,359,837	$457,591	$3,817,428

The following table sets forth the Company’s restructuring reserve as of June 30, 2001:

	Severance
	and	Other
	Benefits	Charges	Total

Restructuring Charges	$3,359,837	$457,591	$3,817,428

Cash Paid	(2,670,026)	(139,353)	(2,809,379)

Balance of Restructuring Reserve	$689,811	$318,238	$1,008,049

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company’s cash, cash equivalents, short-term investments, long-term investments, and other items including foreign exchange gains and losses, the loss on sale of fixed assets, and interest expense. Interest and other income, net decreased by $0.3 million for the three months ended June 30, 2001 to $1.1 million from $1.4 million for the three months ended June 30, 2000 and increased by $0.1 million for the six months ended June 30, 2001 to $2.3 million from $2.2 million for the six months ended June 30, 2000. The decrease for the three months ended June 30, 2001 over the same period in 2000 was due to a significant reduction in interest rates. To date, the Company’s international sales have been generally denominated in U.S. dollars however, when denominated in a foreign currency the Company has engaged in hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

Derivative Financial Instruments

On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company designates its derivatives based upon the criteria established by SFAS 133. For derivatives designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently classified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized immediately into earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The adoption of SFAS 133 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company implemented a hedging policy to manage exposure to foreign currency risk within consolidated financial statements. As part of that policy, the Company may engage in transactions involving various derivative instruments, with maturities not longer than five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies.

During the second quarter of fiscal 2001, the Company entered into a forward exchange contract that qualified as a fair value hedge under SFAS 133 to hedge foreign currency accounts receivable. The contract expires within 12 months and is intended to minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, fair value hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Once established, fair value hedges are generally not removed until maturity. The Company had immaterial derivative gains for the six months ended June 30, 2001.

The Company is in the process of implementing a new billing process. As a result, the Company anticipates a greater number of foreign currency receivables and an increase in the number of transactions involving derivative instruments.

Income taxes

Income tax provision (benefit) for the interim periods is based on estimated annual income tax rates. The Company’s effective rate for the three and six months ended June 30, 2001 was 10% and was 33% for the three and six months ended June 30, 2000. The decrease in the Company’s effective tax rate is a result of its loss position during the six months ended June 30, 2001. The Company’s 2001 tax rate represents tax on projected international income. The tax rate may vary by quarter based on the Company’s results and the mix of domestic and international income.

Stock Option Exchange

On April 19, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on June 6, 2001. The exchange resulted in the voluntary cancellation by 216 employees of 2,048,850 employee stock options with varying exercise prices in exchange for the same number of replacement options to be granted at a future date. The replacement options will have the same terms and conditions as each optionee’s cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options will be granted no earlier than December 7, 2001 and no later than December 11, 2001, (2) the replacement options will have an exercise price equal to the fair market value of the common stock on the date of the grant, (3) the replacement options will be nonstatutory stock options, and (4) the optionee must be an employee of the Company on the date of grant of the replacement options in order to receive replacement options. All employees were eligible to participate in the program. The Company believes it will not incur any compensation charge in connection with the program.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments totaled $90.5 million at June 30, 2001 representing 45% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as “available-for sale.”

Net cash used in operating activities was $8.2 million for the six months ended June 30, 2001 as compared with net cash provided by operating activities of $5.2 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, cash used in operations was primarily attributable to a net loss of $28.9 million, adjusted for depreciation and amortization of $6.7 million, provision for doubtful accounts of $2.2 million, permanent impairment of investment of $2.0 million, as discussed below, an increase in other current assets and other assets of $4.7 million, a decrease in accounts payable and accrued liabilities of $3.2 million and $2.0 million, respectively, offset by a decrease in accounts receivable of $11.5 million and an increase in deferred revenue of $8.2 million. For the six months ended June 30, 2000, cash generated by operations was primarily attributable to net income of $1.8 million, adjusted for depreciation and amortization of $5.3 million, loss on the disposal of fixed assets of $0.6 million and provision for doubtful accounts of $0.4 million, an increase in deferred revenue and accounts payable of $5.5 million and $0.1 million, respectively, offset by a decrease in accrued liabilities of $0.7 million and an increase in accounts receivable and other current assets and other assets of $6.0 million and $1.8 million, respectively.

The Company regularly evaluates the recoverability of long-term securities and other long-lived assets by measuring the carrying amount of the assets against the estimated future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are deemed to be impaired and adjusted to their fair values. During the second quarter of fiscal 2001, the Company recorded an impairment loss of $2.0 million relating to an other-than temporary decline in the fair value of its private equity investment. The impairment was recorded to reflect the investment at fair value. As of June 30, 2001, the Company’s recorded basis in the investment was reduced to zero as the investee had fallen behind in all of its key financial metrics and had limited working capital. The Company does not expect to recover any portion of its investment.

For the six months ended June 30, 2001 and 2000, capital expenditures were $6.9 million and $8.7 million, respectively. Capital expenditures for the six months ended June 30, 2001 and 2000, were primarily for computer equipment and computer software applications related to changes and improvements made in the Company’s information systems. Additionally, for the six months ended June 30, 2000, expenditures were made for office furniture and leasehold improvements related to the new office facility described below.

As of June 30, 2001, the Company received $5.3 million and $3.0 million in proceeds from employee stock option exercises and employee stock purchase plan purchases, respectively.

In August 1999, the Company entered into an unsecured revolving line of credit agreement with a bank (the “Facility”). The Facility allows for borrowings of up to $20 million bearing interest at the Company’s option of either: (1) the bank’s prime rate of (2) the LIBOR rate plus 1.5%. This line of credit expired on July 30, 2001. The Company had to comply with certain financial covenants and conditions as described in the Facility. As of July 30, 2001, the Company was in violation of a number of these covenants, but had obtained a waiver from the bank in regard to the violations. The Company did not have any borrowings outstanding under this line of credit as of June 30, 2001.

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

In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, the Company signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July 2000 and expiring in March 2006. The Pleasanton, California space serves as the Company’s headquarters and contains the principal administrative, engineering, marketing and sales facilities. The Company has made and will continue to make significant capital purchases related to leasehold improvements and office furniture for new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

The Company believes that its existing cash, cash equivalents, short-term investment balances and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. A portion of the Company’s cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company periodically evaluates, in the ordinary course of business, potential investments such as businesses, products or technologies. See “Risk Factors. “

Risk Factors

The Company’s operating results are unpredictable and may vary. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:

•	demand for our products;

•	the level of product and price competition;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	our success in expanding our customer support organization, direct sales force and indirect distribution channels;

•	the timing of new product introductions and product enhancements;

•	changes in our pricing policy;

•	the publication of opinions concerning us, our products or technology by industry analysts;

•	the mix of products and services sold;

•	levels of international sales;

•	activities of and acquisitions by competitors;

•	the timing of new hires;

•	changes in foreign currency exchange rates;

•	our ability to develop and market new products and control costs; and

•	domestic and international economic and political conditions.

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

Readers should not rely on our quarterly operating results as an indication of our future results because they are subject to significant fluctuations. Our net revenue and operating results may vary drastically from quarter to quarter because of numerous factors largely beyond our control, including the following:

•	the potential delay in recognizing revenue from license transactions;

•	the discretionary nature of our customers’ budget and purchase cycles;

•	variations in our customers’ fiscal or quarterly cycles;

•	the size and complexity of our license transactions;

•	the timing of new product releases;

•	seasonal variations in operating results; and

•	the tendency to realize a substantial amount of revenue in the last weeks, or even days, of each quarter.

The United States and Europe have been experiencing a general decline in economic conditions. The downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. During the three and six months ended June 30, 2001, the Company saw a significant decrease in the overall demand for its products and services that resulted in lower than anticipated license revenue and a net loss.

Each customer makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Additionally, our license sales generally reflect a relatively high amount of revenue per order, and as a result, the loss or delay of individual orders could have a significant impact on quarterly operating results and revenue. Furthermore, the timing of license revenue is difficult to predict because of the length of our sales cycle, which typically ranges from three to nine months from initial contact. Also, our strategy of providing customers with complete content management solutions typically results in software licenses being bundled with services. In these cases, the delivery of services may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because a high percentage of these expenses is relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not followed by, increased revenue, our operating results could be lower than expected and our common stock price may fall.

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

The Company’s sales and implementation cycles are lengthy and difficult to predict. In general, the timing of the sales and implementation of our products is lengthy and not predictable with any degree of certainty. You should not rely on prior sales and implementation cycles as an indication of future cycles.

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

A substantial portion of the Company’s revenue is attributable to one family of products and related services. To date, substantially all of our revenue has been attributable to sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect that Documentum 4i and related products and services will account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could harm our business, financial condition and results of operations.

The Company’s failure to identify new product opportunities or to develop new products or versions could harm the business. The content management software and services market in which we compete is characterized by (1) rapid technological change, (2) frequent introduction of new products and enhancements, (3) changing customer needs, and (4) evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of our products are difficult to estimate. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. Our future success also depends in part on our abilities to execute on our strategy of developing web content management and business-to-business solutions and to maintain and enhance relations with technology partners, including RDBMS vendors, in order to provide our customers with integrated product solutions.

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

Our international operations are subject to a variety of risks, including (1) foreign currency fluctuations, (2) economic or political instability, (3) shipping delays, (4) various trade restrictions, (5) our limited experience in, and the costs of, localizing products for foreign countries, (6) longer accounts receivable payment cycles, and (7) difficulties in managing international operations, including, among other things, the burden of complying with a wide variety of foreign laws.

The Company’s industry is characterized by vigorous protection and pursuit of intellectual property rights that could result in substantial cost to the Company. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

Although we do not believe that we are infringing on any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time-consuming to defend, (2) result in costly litigation, (3) divert management’s attention and resources, (4) cause product shipment delays, and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may result in substantial damages, payments or termination of sales of infringing products.

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

The Company is subject to the risks associated with product defects and incompatibilities. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or “bugs,” or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in or delay in recognition of revenue.

Our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, diversion of development resources, the payment of monetary damages or increased service or warranty costs, any of which could harm our business, operating results and financial condition.

The Company is subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Any future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management’s attention from the day-to-day operations of our business and the potential disruption of our ongoing business. Additionally, such acquisitions may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt and write-down or impairment expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may harm our business and financial results.

The Company’s stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

Some provisions in our certificate of incorporation and our bylaws could delay or prevent a change in control. Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have instituted a classified Board of Directors in our Amended and Restated Certificate of Incorporation. We have also implemented a Share Purchase Plan (or “Rights Plan”) under which all stockholders of record as of February 24, 1999 received rights to purchase shares of a new series of preferred stock. The rights are exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of the common stock. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2001, the Company’s investment portfolio includes $31.8 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $12.0 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company’s financial condition or results of operations.

Foreign Currency Exchange Risk

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments, with maturities not to exceed five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies. During the three month period ended June 30, 2001, the Company entered into a forward exchange contract that qualified as a fair value hedge under SFAS 133 to hedge a portion of international accounts receivable. These contracts expire within 12 months. The Company anticipates entering into derivative instruments designated to hedge foreign currency exposure from net investments in foreign operations.

PART II. OTHER INFORMATION

ITEMS 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The Company’s annual meeting of stockholders was held May 24, 2001 (the “Annual Meeting”).

(c)	The following matters were voted upon at the Annual Meeting:

(i)	The first matter related to the election of three directors, Gary Banks, John Hamm and Geoffrey Moore as directors of the Company to serve until the 2004 annual meeting of stockholders. The votes cast for and against such nominees were as follows:

Names	For	Against

Gary Banks	33,920,095	96,154

John Hamm	33,924,535	91,714

Geoffrey Moore	33,930,046	86,203

(ii)	The second matter related to the ratification of the selection of Arthur Andersen LLP as the independent auditors of the Company for its fiscal year ending December 31, 2001. 33,856,579 votes were cast for ratification, 132,749 votes were cast against ratification and there were 26,921 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2001.

DOCUMENTUM, INC. (Registrant) By: /s/ Bob L. Corey Bob L. Corey Executive Vice President & Chief Financial Officer By: /s/ Kathy Crusco Kathy Crusco Vice President of Finance and Accounting