Form 10-Q
period 2001-09-30
DOCUMENTUM INC
filed 2001-11-13
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-27358

DOCUMENTUM, INC.
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4261421 (I.R.S. Employer Identification No.)

6801 Koll Center Parkway, Pleasanton, California (Address of principal executive offices)	94566-7047 (Zip Code)

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

Yes [X] No [   ].

     The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 38,279,177 on September 30, 2001.

FORM 10-Q

Index

PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	Page 3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	Page 4
	Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2001 and 2000	Page 5
	Notes to Condensed Consolidated Financial Statements	Page 6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 26
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	Page 26
Signature		Page 26

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data; unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$44,835	$43,918
Short-term investments	43,302	59,217
Accounts receivable, net	42,970	57,156
Other current assets	16,538	13,920

Total current assets	147,645	174,211
Property and equipment, net	35,574	35,667
Long-term cash investments	8,175	1,013
Other assets	7,892	7,569

	$199,286	$218,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,467	$5,751
Accrued liabilities	43,245	42,281
Deferred revenue	27,201	21,073
Current portion of capital lease obligation	45	65

Total current liabilities	72,958	69,170

Other long-term liabilities	710	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 38,279 and 36,847 shares issued and outstanding	38	37
Additional paid-in capital	181,798	168,733
Accumulated other comprehensive loss	(772)	(702)
Accumulated deficit	(55,446)	(18,778)

Total stockholders’ equity	125,618	149,290

	$199,286	$218,460

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:
License	$19,767	$31,368	$62,029	$81,824
Service	25,060	20,342	73,665	56,778

Total revenue	44,827	51,710	135,694	138,602

Cost of revenue:
License	1,177	2,301	4,349	5,726
Service	11,755	9,617	36,705	27,467

Total cost of revenue	12,932	11,918	41,054	33,193

Gross profit	31,895	39,792	94,640	105,409

Operating expense:
Sales and marketing	25,965	22,044	80,102	59,591
Research and development	8,128	9,172	26,537	25,647
General and administrative	6,121	5,846	19,069	16,878
Restructuring costs	—	—	3,817	—

Total operating expense	40,214	37,062	129,525	102,116

Income (loss) from operations	(8,319)	2,730	(34,885)	3,293
Interest and other income, net	667	1,104	3,009	3,303
Permanent impairment of investment	—	—	(2,012)	—

Income (loss) before income tax provision	(7,652)	3,834	(33,888)	6,596
Provision for income taxes	156	1,265	2,780	2,177

Net income (loss)	$(7,808)	$2,569	$(36,668)	$4,419

Basic earnings (loss) per share	$(0.20)	$0.07	$(0.97)	$0.12
Diluted earnings (loss) per share	$(0.20)	$0.06	$(0.97)	$0.11
Shares used to compute earnings (loss) per share
Basic	38,106	36,056	37,728	35,236
Diluted	38,106	39,948	37,728	39,246

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands; unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flow from operating activities:
Net income (loss)	$(36,668)	$4,419
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,634	7,670
Provision for doubtful accounts	3,759	818
Permanent impairment of investment	2,012	—
Loss on disposal of fixed assets	11	554
Deferred tax asset	—	3,655
Changes in assets and liabilities:
Accounts receivable	10,427	(11,939)
Other current assets and other assets	(4,953)	(1,229)
Accounts payable	(3,284)	(1,996)
Accrued and other long-term liabilities	1,614	3,672
Deferred revenue	6,128	3,022

Net cash provided by (used in) operating activities	(10,320)	8,646

Cash flow from investing activities:
Purchases of investments	(171,812)	(222,835)
Sales of investments	180,565	207,390
Net purchases of property and equipment	(10,552)	(12,597)

Net cash used in investing activities	(1,799)	(28,042)

Cash flow from financing activities:
Issuance of common stock	13,066	24,403
Proceeds on capital lease obligations, net	105	—
Payments on capital lease obligations	(65)	(180)

Net cash provided by financing activities	13,106	24,223

Effect of exchange rate changes on cash	(70)	(755)

Net increase in cash and cash equivalents	917	4,072
Cash and cash equivalents at beginning of period	43,918	18,286

Cash and cash equivalents at end of period	$44,835	$22,358

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of presentation

The unaudited condensed consolidated financial statements of Documentum included herein reflect all adjustments, consisting only of normal recurring adjustments except as described in Notes 4 and 5, which in the opinion of management are necessary to present fairly the Company’s consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2000 Annual Report on Form 10-K. The consolidated results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2001.

Note 2. New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of September 30, 2001, the Company had no recorded goodwill or intangibles.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability measured at fair value. SFAS No. 143 which is effective for fiscal years beginning after June 15, 2002, requires an entity to capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires the long-lived assets to be disposed of to be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The statement establishes a single accounting model based on the framework established by SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of September 30, 2001, the Company had no asset impairments or significant disposals.

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

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the third quarter of fiscal 2001, the Company entered into forward exchange contracts that qualify as fair value hedges under SFAS 133 to hedge foreign currency accounts receivable. These contracts expire within 12 months and are intended to minimize certain foreign currency exposures that can be confidently identified and quantified.

In accordance with SFAS 133, fair value hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Once established, fair value hedges are generally not removed until maturity.

The impact of the derivative transactions described above was immaterial for the nine months ended September 30, 2001.

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

The Company’s remaining reserve balance of $0.6 million consists of $0.5 million of current liabilities to be substantially paid out during the remainder of 2001 and within the first nine months of 2002, and $0.1 million of long-term liabilities related to excess facilities primarily with non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal 2005).

The following table sets forth an analysis of the components of the restructuring charge recorded in the second quarter of fiscal 2001:

	Severance
	and	Other
	Benefits	Charges	Total

Severance and benefits	$3,359,837	$—	$3,359,837
Accrued facility lease costs	—	355,728	355,728
Other	—	101,863	101,863

Total restructuring charge	$3,359,837	$457,591	$3,817,428

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the Company’s restructuring reserve as of September 30, 2001:

	Severance
	and	Other
	Benefits	Charges	Total

Restructuring charges	$3,359,837	$457,591	$3,817,428
Cash paid	(3,046,436)	(195,965)	(3,242,401)

Balance of restructuring reserve	$313,401	$261,626	$575,027

On October 18, 2001 the Company announced a plan to further reduce the Company’s expense structure and improve operating efficiencies. Accordingly, the Company expects to record a restructuring charge in the range of $1.5 to 2.5 million during the fourth quarter of 2001.

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

Note 6. Investment Impairment

During the second quarter of fiscal 2001, the Company recorded an impairment loss of $2.0 million relating to an other-than temporary decline in the fair value of its private equity investment. The impairment was recorded to reflect the investment at fair value. As of September 30, 2001, the Company’s recorded basis in the investment was reduced to zero as the investee had fallen behind in all of its key financial metrics and had limited working capital. The Company does not expect to recover any portion of its investment.

Note 7. Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gains/losses and unrealized gains or losses on available-for-sale marketable securities. The Company’s unrealized gains and losses on available-for-sale marketable securities have

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

been insignificant for all periods presented. The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net income (loss)	$(7,808)	$2,569	$(36,668)	$4,419
Other comprehensive loss:
Foreign currency translation adjustment	644	(328)	(70)	(755)

Comprehensive income (loss)	$(7,164)	$2,241	$(36,738)	$3,664

Note 8. Basic and Diluted Net Income (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net income (loss)	$(7,808)	$2,569	$(36,668)	$4,419

Shares calculation:
Weighted average shares outstanding	38,106	36,056	37,728	35,236
Stock options	—	3,892	—	4,010

Total shares used to compute diluted earnings per share	38,106	39,948	37,728	39,246

Income (loss) per basic share	$(0.20)	$0.07	$(0.97)	$0.12

Income (loss) per diluted share	$(0.20)	$0.06	$(0.97)	$0.11

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

Options to purchase 1,604,786 and 506,736 shares of common stock were outstanding during the three months ended September 30, 2001 and 2000, respectively, and options to purchase 2,827,985 and 336,056 shares of common stock were outstanding during the nine months ended September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings (loss) per share because either the option’s exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Note 9. Segment Reporting

The Company’s management considers its business activities to be focused on the license of its products and related services to customers. Since management’s primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in these two segments.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Internationally, the Company markets and supports its products and services primarily through its subsidiaries and various distributors. Service revenue consists of customer maintenance and consulting and training services. Revenue is generally attributed to geographic areas based upon the billing location of the customer. Maintenance revenue, however, is currently recorded in its entirety in North America. For the three and nine month periods ended September 30, 2001 and 2000, no one customer accounted for more than 10% of total revenue. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a breakdown of revenue and long-lived assets by geographic region for the three and nine months ended September 30, 2001 and 2000 (in thousands):

	License	Service	Total	Long-Lived
For the three months ended September 30, 2001	Revenue	Revenue	Revenue	Assets
	$	$	$	$

North America	12,265	21,116	33,381	31,768
Europe	6,100	3,740	9,840	2,978
Asia/Pacific	176	204	380	828
Other	1,226	—	1,226	—

Total	19,767	25,060	44,827	35,574

	License	Service	Total	Long-Lived
For the three months ended September 30, 2000	Revenue	Revenue	Revenue	Assets
	$	$	$	$

North America	20,851	17,137	37,988	28,756
Europe	8,350	3,146	11,496	2,886
Asia/Pacific	1,107	59	1,166	761
Other	1,060	—	1,060	—

Total	31,368	20,342	51,710	32,403

	License	Service	Total	Long-Lived
For the nine months ended September 30, 2001	Revenue	Revenue	Revenue	Assets
	$	$	$	$

North America	34,385	61,183	95,568	31,768
Europe	21,926	11,913	33,839	2,978
Asia/Pacific	3,939	569	4,508	828
Other	1,779	—	1,779	—

Total	62,029	73,665	135,694	35,574

	License	Service	Total	Long-Lived
For the nine months ended September 30, 2000	Revenue	Revenue	Revenue	Assets
	$	$	$	$

North America	50,795	48,306	99,101	28,756
Europe	27,608	8,414	36,022	2,886
Asia/Pacific	1,958	58	2,016	761
Other	1,463	—	1,463	—

Total	81,824	56,778	138,602	32,403

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Related Party Transactions

During the three months ended September 30, 2001, the Company recognized net revenues of approximately $0.5 million on license arrangements with The Capital Group. As of June 30, 2001, The Capital Group owned approximately 14% of the Company’s Common Stock. The Company’s management believes that prices charged by the Company on the arrangements were comparable to those given to other customers of the Company.

Note 11. Subsequent Events

On October 18, 2001 the Company announced a plan to further reduce the Company’s expense structure and improve operating efficiencies. Accordingly, the Company expects to record a restructuring charge in the range of $1.5 to 2.5 million during the fourth quarter of 2001.

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

Results of Operations

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:
License	44%	61%	46%	59%
Service	56%	39%	54%	41%

Total revenue	100%	100%	100%	100%

Cost of revenue:
License	3%	4%	3%	4%
Service	26%	19%	27%	20%

Total cost of revenue	29%	23%	30%	24%

Gross profit	71%	77%	70%	76%

Operating expense:
Sales and marketing	58%	43%	59%	43%
Research and development	18%	18%	20%	19%
General and administrative	14%	11%	14%	12%
Restructuring costs	—	—	3%	—

Total operating expense	90%	72%	96%	74%

Income (Loss) from operations	(19%)	5%	(26%)	2%
Interest and other income, net	2%	2%	2%	2%
Permanent impairment of investment	—	—	(1%)	—

Income (loss) before income tax provision	(17%)	7%	(25%)	5%
Provision for income taxes	—	2%	2%	2%

Net income (loss)	(17%)	5%	(27%)	3%

As a Percentage of Related Revenue:
Cost of license revenue	6%	7%	7%	7%
Cost of service revenue	47%	47%	50%	48%

Revenue

The Company’s revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and training services. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support agreements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable.

The United States and Europe have been experiencing a general decline in economic conditions. The downturn in the world economy was exacerbated in the second half of September, resulting in reduced spending for a variety of goods and services, including many technology products. During the three and nine months ended September 30, 2001, the Company experienced the direct impact of a weakening world-wide economy as evidenced by a reduction in the average customer purchase, yet saw an increase in product demand as seen by an increase in the number of orders and new customers. The reduction in average customer orders resulted in lower than anticipated license revenue and a net loss. The Company plans to monitor the status of the United States and European economies and, specifically, demand for its products in the United States and Europe. As a result of the continued downturn in the world economy, the Company has developed measures to further reduce the existing expense structure through a second restructuring.

License revenue decreased by 37% or $11.6 million to $19.8 million for the three months ended September 30, 2001 from $31.4 million for the three months ended September 30, 2000 and decreased by 24% or $19.8 million to $62.0 million for the nine months ended September 30, 2001 from $81.8 million for the nine months ended September 30, 2000. The decrease in license revenue in absolute dollar amount and as a percentage of total revenue for both periods discussed is a result of continued softness in overall demand for enterprise wide software licenses. The Company continues to see a shift from larger, enterprise-wide transactions to an increased volume of lower-dollar point solutions as evidenced by an increase in number of transactions and reduction in average revenue per deal. In addition to the weakness in the United States economy that has been prevalent over the last nine months, the Company continues to experience the effects of an economic downturn in its European market and began to see a downturn in its Asia/Pacific market as well for the three months ended September 30, 2001. The events of September 11th resulted in a number of delays to orders in the pipeline and will continue to impact demand for the Company’s products in certain industries such as airlines and travel and entertainment. The Company had sales to one customer which accounted for $2.2 million or 11% of license revenue for the three months ended September 30, 2001. The Company did not have any sales to a single customer that accounted for greater than 10% of license revenue for the nine months ended September 30, 2001. For the three months ended September 30, 2000, the Company had sales to two customers which accounted for $5.6 million and $3.2 million of license revenue, respectively, or 18% and 10% of license revenue, respectively. The Company did not have any sales to a single customer that accounted for greater than 10% of license revenue for the nine months ended September 30, 2000.

Service revenue increased by 24% to $25.1 million for the three months ended September 30, 2001 from $20.3 million for the three months ended September 30, 2000, representing 56% and 39% of total revenues in the respective periods and increased by 30% to $73.7 million for the nine moths ended September 30, 2001 from $56.8 million for the nine months ended September 30, 2000 representing 54% and 41% of total revenues in the respective periods. The increase in absolute dollar amount was attributable to a larger installed base of customers receiving ongoing maintenance, training and support services and increases in the Company’s professional services staff in conjunction with the Company’s focus to expand solution offerings to customers. The increase as a percentage of revenue was due to the decrease in license revenue, as described above.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, technology partners, original equipment manufacturers, distributors, and application service providers. Revenues from indirect channel partners comprised 66% and 34% of license revenues for the three months ended September 30, 2001 and 2000, respectively, and 46% and 40% of license revenue for the nine months ended September 30, 2001 and 2000, respectively. The Company has continued to invest in channel programs and will continue to emphasize partner relationships to expand its channels of distribution. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 38% and 34% of license revenue for the three months ended September 30, 2001 and 2000, respectively, and 45% and 38% of license revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in international revenue as a percentage of license revenue in 2001 was primarily due to a decrease in total license revenue. In addition, the Company had enterprise-wide sales to two customers in Europe totaling $4.1 million during the nine months ended September 30, 2001, which increased international revenue as a percentage of overall worldwide sales. The general industry slowdown during the first nine months of 2001 negatively impacted domestic revenue to a greater extent than international revenue. However, the Company has experienced softness in its European market and began to see softness in its Asia/Pacific markets for the three months ended September 30, 2001 as customers are scrutinizing their budgets more closely in light of the global economic weakness. The Company classifies license revenues as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represents where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenue

Cost of license revenue consists primarily of royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed and variable fees. Cost of license revenue decreased by 48% to $1.2 million for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000 and decreased by 25% to $4.3 million for the nine months ended September 30, 2001 from $5.7 million for the nine months September 30, 2000, representing 6% and 7% for the related license revenue for the three months ended September 30, 2001 and 2000, and 7% for the nine months ended September 30, 2001 and 2000. The decrease in cost of license revenue for the nine months ended September 30, 2001, in absolute dollar amount, was related to lower license sales for the nine months ended September 30, 2001 over the comparable period, as well as continued shift in the mix of products being sold. Cost of revenue decreased as a percentage of license revenues for the three months ended September 30, 2001 over the comparable period in 2000 and remained the same for the nine months ended September 30, 2001 over the comparable period in 2000. The decrease for the three months ended September 30, 2001 over the comparable period reflects that sales of royalty bearing revenue did not grow proportionately to sales of non-royalty bearing license revenue. The Company currently carries and integrates into its products more third-party products and is selling a greater number of those products than it had in the same period in the prior year. The Company expects the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of service revenue consists primarily of personnel-related costs incurred in providing consulting services, training to customers and maintenance services, which includes telephone support. Cost of service revenue increased by 23% to $11.8 million for the three months ended September 30, 2001 from $9.6 million for the three months ended September 30, 2000 and increased by 33% to $36.7 million for the nine months ended September 30, 2001 from $27.5 million for the nine months ended September 30, 2000, representing 47% of the related service revenue for the three months ended September 30, 2001 and 2000, respectively, and 50% and 48% of the related service revenue for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of service revenue in absolute dollar amount and as a percentage of service revenue for the nine months ended September 30, 2001 was a result of increased personnel-related costs as the Company expanded its consulting, training and maintenance operations to support its larger installed customer base, as well as an increase in solutions offered to customers. The Company expects the cost of service revenue to increase in absolute dollar amount as the related service revenue increases.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 18% to $26.0 million for the three months ended September 30, 2001 from $22.0 million for the three months ended September 30, 2000 and increased 34% to $80.1 million for the nine months ended September 30, 2001 from $59.6 million for the nine months ended September 30, 2000 representing 58% and 43% of total revenues for the three months ended September 30, 2001 and 2000, respectively, and 59% and 43% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. The increase in absolute dollar amount in 2001 over the comparable period in 2000 was the result of the Company’s strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs in order to create awareness and solidify its position as the leader in the content management market. In addition, in September 2001 the Company incurred a loss of $1.2 million associated with its annual Momentum trade event as opposed to near break-even results recorded for such an event during the fourth quarter of 2000. This loss in 2001 was attributed to last-minute cancellation of attendee registrations in light of travel restrictions imposed by many of the Company’s customers following the events of September 11th.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses decreased 12% to $8.1 million for the three months ended September 30, 2001 from $9.2 million for the three months ended September 30, 2000, and increased by 3% to $26.5 million for the nine months ended September 30, 2001 from $25.6 million for the nine months ended September 30, 2000, representing 18% of total revenues for the three months ended September 30, 2001 and 2000, respectively and 20% and 19% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in absolute dollar amount for the nine months ended September 30, 2001 reflects the expansion of the Company’s engineering staff and related costs required to support the development of new products, as well as localization and enhancements to existing products. The proportionate decrease in absolute dollar amount for the three months ended September 30, 2001, reflects the Company’s focus on cost-reduction efforts undertaken during the period. Based on the Company’s research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to remain constant in absolute dollar amount in order to maintain a consistent level of development of both existing and new products.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses increased by 5% to $6.1 million for the three months ended September 30, 2001 from $5.8 million for the three months ended September 30, 2000, and increased 13% to $19.1 million for the nine months ended September 30, 2001 from $16.9 million for the nine months ended September 30, 2000, representing 14% and 11% of total revenues for the three months ended September 30, 2001 and 2000, respectively, and 14% and 12% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in absolute dollar amount for the three and nine months ended September 30, 2001 over the comparable periods in 2000 was primarily due to increased staffing and professional fees necessary to manage and support the Company’s planned growth, as well as consulting costs associated with changes to the Company’s information systems. The increase as a percentage of total revenue was due to the decrease in license revenues for both the three and nine months ended September 30, 2001 over the comparable periods in 2000, as described above.

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

The Company’s remaining reserve balance of $0.6 million consists of $0.5 million of current liabilities to be substantially paid out during the remainder of 2001 and within the first nine months of 2002, and $0.1 million of long-term liabilities related to excess facilities primarily with non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal 2005).

The following table sets forth an analysis of the components of the restructuring charge recorded in the second quarter of fiscal 2001:

	Severance
	and	Other
	Benefits	Charges	Total

Severance and benefits	$3,359,837	$—	$3,359,837
Accrued facility lease costs	—	355,728	355,728

	Severance
	and	Other
	Benefits	Charges	Total

Other	—	101,863	101,863

Total restructuring charge	$3,359,837	$457,591	$3,817,428

The following table sets forth the Company’s restructuring reserve as of September 30, 2001:

	Severance
	and	Other
	Benefits	Charges	Total

Restructuring charges	$3,359,837	$457,591	$3,817,428
Cash paid	(3,046,436)	(195,965)	(3,242,401)

Balance of restructuring reserve	$313,401	$261,626	$575,027

On October 18, 2001 the Company announced that primarily due to a continued downturn in the United States and world-wide economies and the effects of the September 11th events a significant number of orders which were expected to close in September 2001 had been delayed. Consequently, the Company reported a net loss for the three-month period ended September 30, 2001. As a result of the aforementioned, management developed a plan to further reduce the Company’s expense structure and improve operating efficiencies. The Company expects to record a restructuring charge in the range of $1.5 to 2.5 million during the fourth quarter of 2001.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company’s cash, cash equivalents, short-term investments, long-term investments, and other items including foreign exchange gains and losses, the loss on sale of fixed assets and interest expense. Interest and other income, net decreased by $0.4 million for the three months ended September 30, 2001 to $0.7 million from $1.1 million for the three months ended September 30, 2000 and decreased by $0.3 million for the nine months ended September 30, 2001 to $3.0 million from $3.3 million for the nine months ended September 30, 2000. The decrease for the three and nine months ended September 30, 2001 over the same period in 2000 was due to a significant reduction in interest rates. To date, the Company’s international sales have been generally denominated in U.S. dollars however, when denominated in a foreign currency the Company has engaged in hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts. Unexpected changes in exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency translation gains and losses in future periods.

Income taxes

Income tax provision (benefit) for the interim periods is based on estimated annual income tax rates. The Company’s effective rate for the three and nine months ended September 30, 2001 was 2% and 8%, respectively, and was 33% for the three and nine months ended September 30, 2000. The decrease in the Company’s effective tax rate is a result of its loss position during the nine months ended September 30, 2001. The Company’s 2001 tax rate represents tax on projected international income. The tax rate may vary by quarter based on the Company’s results and the mix of domestic and international income.

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

During the third quarter of fiscal 2001, the Company entered into forward exchange contracts that qualify as fair value hedges under SFAS 133 to hedge foreign currency accounts receivable. These contracts expire within 12 months and are intended to minimize certain foreign currency exposures that can be confidently identified and quantified.

In accordance with SFAS 133, fair value hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. Once established, fair value hedges are generally not removed until maturity.

The impact of the derivative transactions described above was immaterial for the nine months ended September 30, 2001.

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

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments totaled $88.1 million at September 30, 2001 representing 44% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as “available-for sale.”

Net cash used in operating activities was $10.3 million for the nine months ended September 30, 2001 as compared with net cash provided by operating activities of $8.6 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash used in operations was primarily attributable to a net loss of $36.7 million, adjusted for depreciation and amortization of $10.6 million, provision for doubtful accounts of $3.8 million, permanent impairment of investment of $2.0 million, as discussed below, a decrease in accounts receivable of $10.4 million, an increase in accrued liabilities and deferred revenue of $1.6 million and $6.1 million, respectively, offset by an increase in other current assets and other assets of $4.9 million and a decrease in accounts payable of $3.2 million. For the nine months ended September 30, 2000, cash generated by operations was primarily attributable to net income of $4.4 million, adjusted for depreciation and amortization of $7.7 million, provision for doubtful accounts of $0.8 million and loss on the disposal of fixed assets of $0.5 million, a decrease in deferred tax assets of $3.6 million, an increase in accrued liabilities and deferred revenue of $3.7 million and $3.0 million, respectively, offset by an increase in accounts receivable of $11.9 million and decreases in accounts payable and other assets of $2.0 million and $1.2 million, respectively.

The Company regularly evaluates the recoverability of long-term securities and other long-lived assets by measuring the carrying amount of the assets against the estimated future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are deemed to be impaired and adjusted to their fair values. During the second quarter of fiscal 2001, the Company recorded an impairment loss of $2.0 million related to an other-than temporary decline in the fair value of its private equity investment. The impairment was recorded to reflect the investment at fair value. As of September 30, 2001, the Company’s recorded basis in the investment was reduced to zero as the investee had fallen behind in all of its key financial metrics and had limited working capital. The Company does not expect to recover any portion of its investment.

For the nine months ended September 30, 2001 and 2000, capital expenditures were $10.6 million and $12.6 million, respectively. Capital expenditures for the nine months ended September 30, 2001 and 2000, were primarily for computer equipment and computer software applications related to the changes and improvements made in the Company’s information systems. Additionally, for the nine months ended September 30, 2000, expenditures were made for office furniture and leasehold improvements related to the new office facility described below.

For the nine months ended September 30, 2001, the Company received $7.4 million and $5.6 million in proceeds from employee stock option exercises and employee stock purchase plan purchases, respectively.

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

In August 2001, the Company entered into a capital lease arrangement for the rental of computer equipment in the amount of $108,000. The lease agreement requires quarterly principal and interest payments in the amount of $12,000. The lease has an interest rate of 5.77% and has a maturity date of December 2003.

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

The United States and Europe have continued to experience a general decline in economic conditions, which worsened as a result of the events of September 11th. The downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. During the three and nine months ended September 30, 2001, the Company saw a significant decrease in the overall demand for its products and services that resulted in lower than anticipated license revenue and a net loss.

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

The Company faces intense competition from several competitors and may be unable to compete. Our products target the emerging market for Web-based and client/server software solutions. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, Interwoven, Stellent and Vignette. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to more easily offer a single-vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2001, the Company’s investment portfolio includes $23.8 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $19.5 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk. An immediate 10% change in interest rates would be immaterial to the Company’s financial condition or results of operations.

Foreign Currency Exchange Risk

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments, with maturities not to exceed five years, to hedge assets, liabilities, revenues and purchases denominated in foreign currencies. During the three month period ended September 30, 2001, the Company entered into forward exchange contracts that qualify as fair value hedges under SFAS 133 to hedge a portion of international accounts receivable. These contracts expire within 12 months.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2001.

DOCUMENTUM, INC. (Registrant)

By:	/s/ Bob L. Corey

Bob L. Corey Executive Vice President & Chief Financial Officer