Form 10-K405
period 2001-12-31
DOCUMENTUM INC
filed 2002-03-29
CIK 930885

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27358

                                DOCUMENTUM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE
         (STATE OR OTHER JURISDICTION OF                              95-4261421
         INCORPORATION OR ORGANIZATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

6801 KOLL CENTER PARKWAY, PLEASANTON, CALIFORNIA                      94566-7047
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 2002 as reported on the Nasdaq National market, was approximately $577,023,482. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 39,335,350 on February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for Registrant's 2002 Annual Meeting of Stockholders to be held May 23, 2002 are incorporated by reference in
Part III of this Form 10-K.

================================================================================

                                    FORM 10-K

                                      INDEX


PART I
  Item 1.  Business........................................................... Page 3
  Item 2.  Properties......................................................... Page 19
  Item 3.  Legal Proceedings.................................................. Page 19
  Item 4.  Submission of Matters to a Vote of Security Holders................ Page 19


PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters............................................................ Page 20
  Item 6.  Selected Consolidated Financial Data............................... Page 21
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. Page 22
 Item 7A   Quantitative and Qualitative Disclosures About Market Risk --
           Interest Rate Risk................................................. Page 33
  Item 8.  Consolidated Financial Statements and Supplementary Data........... Page 34
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures.............................................. Page 34


PART III
  Item 10. Directors and Executive Officers of the Registrant................. Page 36
  Item 11. Executive Compensation............................................. Page 36
  Item 12. Security Ownership of Certain Beneficial Owners and Management..... Page 36
  Item 13. Certain Relationships and Related Transactions..................... Page 36


PART IV
  Item 14. Exhibits, Consolidated Financial Statements, Financial Statement
           Schedules, and Reports on Form 8-K................................. Page 37

SIGNATURES.....................................................................Page 38

                                     PART I



ITEM 1. BUSINESS

General

Documentum provides enterprise content management (ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content - documents, Web pages, XML files, and rich media - in one common content platform and repository. Documentum's platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities. From its inception in 1990 through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since that time substantially all of the Company's revenue has been from licenses of its family of internet-scale ECM system products and related services, which include maintenance and support, education and consulting services. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support ECM for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, an open, standards-based ECM platform. This platform allows for the creation, delivery, management and personalization of content and the delivery of that content to an information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001 the Company introduced four packaged Editions based on the Documentum 4i platform. These Editions - Web Content Management, Portal Content Management, B2B Content Management, and Compliance - offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. In 2002, a fifth Edition - Digital Asset Management Edition - was released. The Company expects that license and service revenue from Documentum 4i and newer product offerings will account for substantially all of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of these products.

Documentum is leveraging its experience in managing dynamic content for business-critical documents and is extending it to facilitate e-business connections. Since 1993, Documentum has delivered solutions that enable global collaboration and knowledge sharing within an enterprise. These solutions have been largely applied toward accelerating business processes that reduce new product time to market and time to revenue.

Increasingly, Documentum's ECM solutions are being used to accelerate and extend companies' online presence, delivering active and trusted content to multiple channels. These solutions enable more than 1,400 organizations worldwide to apply trusted content within and between organizations, driving e-business applications that connect employees, customers and business partners. ECM solutions that facilitate customer and business connections have proven to be a logical extension of traditional Documentum solutions targeting employee connections. Online procurement, 24x7 partner self-service, and collaborative innovation and planning are examples of Documentum ECM solutions that enable business connections. Documentum ECM solutions offer the same level of security, scalability, business process integration, and responsiveness used for e-business interactions.

As of December 31, 2001, the Company employed 947 persons, including 345 in sales and marketing, 156 in its consulting and education services organization, 88 in customer technical support, 203 in research and development and 155 in finance and administration. Of these, 234 are located in Europe, 29 are located in Asia Pacific and the remainder is located in North America.

The Company was incorporated in Delaware in January 1990. The Company's principal executive offices are located at 6801 Koll Center Parkway, Pleasanton, California, 94566. Its telephone number is (925) 600-6800. The Company's home page can be found on the World Wide Web at http://www.documentum.com. As used in this document, the "Company" and "Documentum," and other similar terms refer to Documentum, Inc. and its subsidiaries.

Documentum(R), Documentum 4i(TM), Documentum eContent Server(TM), Documentum Desktop Client(TM), Uniting the World Through Content(TM), Documentum Intranet Client(TM), Documentum Web Publisher(TM), Documentum Web Development Kit(TM), Documentum ftpIntegtators(TM), Documentum Content Personalization Services(TM), Documentum RightSite(R), Documentum Administrator(TM), Documentum Developer Studio(TM), Documentum Content Authentication Services(TM), Documentum Site Delivery Services(TM), Documentum WebCache(TM), Documentum ContentCaster(TM),

Documentum eConnector(TM), (including Documentum eConnector for SAP(TM), Documentum eConnector for Lotus Notes(TM), Documentum eConnector for BEA(TM), Documentum eConnector for ATG(TM), Documentum eConnector for IBM(TM), Documentum eConnector for Siebel(TM) and Documentum eConnector for JDBC(TM)), Documentum CADLink(TM), Documentum iTeam(TM), Documentum DocControl Manager(TM), Documentum Corrective Action Manager(TM), Documentum Dynamic Content Assembly(TM), GXPharma(TM), Documentum DocInput(TM), Documentum DocViewer(TM), Documentum DocLoader(TM), AutoRender Pro(TM), Documentum Reporting Gateway(TM), Documentum Print Services Manager(TM), Docbase(TM), and Docbroker(TM) are trademarks of Documentum, Inc. All other trademarks or service marks appearing in this document are the property of their respective holders.

Industry Background

Global companies have begun to realize the importance of content management as a key layer of their software infrastructure; driving business applications such as customer service portals, employee portals, electronic storefronts, business exchanges, collaborative design and development.

The ability to create, manage and deliver content is vital to e-business connections. Content enables knowledge workers to collaborate on product research, design, manufacturing and marketing regardless of their location or business affiliation. Content makes possible self-service customer support over the Web. It is indispensable to the contracts, invoices and requests for proposals that result from effective negotiations.

Managing content for e-business is a big leap from first-generation Web sites that published primarily static information. Outdated content is unacceptable and can discourage online purchases, causing e-commerce customers to take their business elsewhere. Furthermore, it can increase call center activity and the costs of business. Publishing inaccurate information has other consequences, including loss of credibility and threats of lawsuits.

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

Documentum's Solution

Documentum is taking advantage of this market opportunity with ECM solutions that help companies manage the incredible amount and complexity of dynamic content needed to fuel their applications for customers, business partners and employees. These solutions automate the essential functional requirements of content management: content creation and repurposing, management, and delivery. By integrating with desktop systems, enterprise applications, Web applications, and XML/HTML tools, Documentum ECM solutions serve as a technology component of an enterprise-grade business infrastructure.

Today, more than 1,400 organizations worldwide rely on Documentum 4i(TM), a scalable, reliable, and flexible product architecture with XML capabilities, to manage content within and between their organizations to drive content applications for customers, business partners, and employees.

Documentum 4i helps to ensure that content used by any application is approved, trusted, smart and available in the required format. It facilitates content creation among collaborative teams and speeds deployment by integrating with complementary system components of the "content value chain." This contributes to increased efficiency and predictability, improved accuracy, and repeatable best practices. In addition, Documentum 4i can automate business processes that drive the creation, management, approval, distribution, and archival of content, whether for delivery to a Web site or for internal use. This can involve partners, customers, employees, or other members of a virtual community.

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

Enterprise integration is essential to fast and effective deployment of content. Through its open architecture based on J2EE, XML and .NET standards, Documentum 4i integrates with the core components of a global computing infrastructure. This includes integration with commerce platforms such as IBM and Microsoft, enterprise applications such as Siebel and SAP that drive back office business processes, target marketing tools and Web Application Servers from companies such as BEA Systems, IBM, and Art Technology Group (ATG), and authoring tools such as FrontPage, DreamWeaver and Microsoft Office. Documentum 4i also supports industry-standard development environments, techniques, languages and directories such as J2EE, Microsoft Interdev, JSP, ASP, JavaScript, Java, COM, Enterprise Java Beans and LDAP.

The Documentum 4i ECM solution helps accelerate content initiatives with specific packages designed to help companies engage in managing Web content, document, XML content, or rich media. These packages include Documentum 4i Web Content Management Edition for establishing true processes and controls that solve Web site production bottlenecks; Documentum 4i Compliance Edition for content assurance in regulated or controlled environments; Documentum Digital Asset Management Edition for managing rich media assets such as pictures, audio files, and video clips; Documentum 4i B2B Edition for bringing advanced content management to marketplace exchanges and commerce sites and Documentum 4i Portal Content Management Edition for extending portal capabilities to allow portal users to securely access, contribute and interact with all types of enterprise content - Web pages, documents and rich media. Additionally, Documentum 4i Portal Content Management Edition provides portal solutions through integration with leading portal providers including BEA, Plumtree, Epicentric, and SAP Portals.

Documentum Products

Documentum 4i eBusiness Platform. Documentum 4i is an Internet-scale enterprise-wide content management platform offering automated services that support content creation, management, staging and delivery. At the heart of Documentum 4i is the e-Content Server, which implements the Documentum content repository and a rich set of content contribution, workflow, process automation services, and lifecycle automation services for controlling and managing content and processes throughout and between distributed enterprises. Included in Documentum 4i are the Desktop and Intranet clients that help users access and view trusted content stored in one or more Documentum content repositories from their desktops or a Web browser. With XML capability, Documentum 4i enables XML authoring, management, and reuse, thereby allowing non-technical users to create and publish XML content. Companies can leverage XML for delivering personalized, re-purposed content to multiple Web sites and multiple wireless devices.

In December of 2001, Documentum purchased select assets of privately-held Bulldog, Inc., a provider of digital asset management software solutions allowing companies to store, browse, manage and distribute various digital media content including video, audio, image or text documents. Through the combination of Documentum and Bulldog's technology, companies with Documentum 4i Enterprise Content Management platform can globally manage vast quantities and types of content - from documents and images to Web pages and audio and video files - with one comprehensive platform from a single vendor. In March of 2002, Documentum integrated the deep digital asset management capabilities of the Bulldog technology into its Documentum Enterprise Content Management platform with its development of Documentum 4i Media Services. 4i Media Services extends Documentum's platform to provide intelligent handling of rich media assets, such as images, video and audio, enabling companies to streamline and unify the management of all content through one single vendor.

Documentum Editions. Documentum offers five packaged Editions. Each Edition offers a tailored mix of core technology from Documentum 4i and leverages Documentum 4i's ability to manage the volumes of trusted content. Support and services (including maintenance and education) can be purchased with each Edition. As companies grow, 4i Editions offer flexibility, scalability, and expandability by allowing the addition of other 4i platform components. The five Edition packages are:

- Documentum 4i Web Content Management Edition. The Documentum 4i WCM Edition provides an enterprise-scale Web content management system with the ability to create, manage, personalize, and deliver dynamic content across the Web. Documentum 4i Platform is extended by adding components specifically required for developing and deploying trusted content to corporate Web sites.

- Documentum 4i DAM (Digital Asset Management) Edition. The Documentum 4i DAM Edition provides unique capabilities for organizations that produce and distribute broadcast-quality digital and physical assets, such as media and entertainment and broadcast companies. This Edition gives companies the ability to intelligently ingest, securely store, visually browse and manage these rich assets throughout the digital content value chain.

- Documentum 4i Portal Content Management Edition. The Documentum 4i Portal CM Edition extends and enhances portal capabilities by transforming corporate portals into interactive e-business tools that allow users within and beyond the enterprise to access and act on trusted content. Whether unlocking enterprise information or enabling collaborative projects, the Documentum 4i Portal Edition provides an easy-to-use entryway to business-critical content.

- Documentum 4i B2B Content Management Edition. The Documentum 4i B2B CM Edition forms a trusted foundation for enabling seamless business-to-business content exchange, global inter-enterprise business processes, information supply chain integration, and rapid B2B application development. Documentum 4i B2B CM Edition can automate the entire information supply chain, extending content management beyond the enterprise and integrating business-critical content and processes across a global trading network

- Documentum 4i Compliance Content Management Edition. The Documentum 4i Compliance CM Edition is designed to allow compliance with standards and regulatory rulings that govern how a company does business. This Edition provides the full set of products required to control, audit, report, and secure trusted content.

Documentum Developer Studio. Developer Studio is a rapid application development environment and is integrated within Documentum 4i. Developer Studio enables developers to rapidly create and package together the elements that comprise e-business applications, enabling fast deployment of content management solutions that solve specific business problems. Industry-standard tools and technologies - including Java, VJ++ and Visual InterDev, as well as ASP and JSP development tools - are leveraged to offer an entirely graphical environment for creating, reusing, and assembling components to speed development of e-business applications. The Developer Studio includes Documentum Foundation Class (DFC) and the Web Development Kit (WDK). The DFC is an object-oriented API layer written in Java that provides direct access to a robust and dependable API set, a variety of industry-standard languages and developer tools, and platform functionality. The WDK is a developer's toolkit for creating custom Web applications that leverage the Documentum eContent Server and repository. Built on an extensible J2EE framework, WDK provides a familiar development environment that allows developers to easily create or customize reusable components that encapsulate standardized functions or incorporate functionality provided by other Documentum components.

WebPublisher and WebPublisher Pro. WebPublisher provides an easy-to-use interface for Web site content creation and editing. WebPublisher Pro is a browser-based interface that allows administrators to review versions of one or more sites at any phase in the staging or production process. With WebPublisher Pro, site administrators can speed content deployment and cut time to Web by managing multiple staging and deployment configurations.

Documentum Administrator. Included within Documentum 4i eBusiness platform, Documentum Administrator is a powerful Web administration tool designed to remove the complexity of deploying and maintaining distributed content across multiple internal and external sites. Because it supports standard Web browsers, Documentum Administrator provides a universal point of access from any desktop platform for managing and administering all repositories, servers, users, and groups--regardless of their location across a virtual enterprise. By automating administrative tasks, Documentum Administrator helps provide enterprise-wide integrity of business-critical content while lowering the cost of owning and maintaining e-business applications.

Documentum Site Delivery Services (SDS). SDS includes two major components, Documentum WebCache and ContentCaster, enabling the delivery and deployment of content. WebCache is a content caching feature that provides high-speed, Internet-scalable content delivery. WebCache scales outside the firewall providing fast delivery of content and metadata to a variety of Web site delivery engines such as application servers, single Web server or multiple Web servers, and Web farms. ContentCaster is a powerful and highly configurable administrative tool that allows secure transfer and synchronized deployment of content from a centralized server to multiple production servers and server farms around the world.

Content Personalization Services (CPS). CPS streamlines the tedious work of content tagging and categorization by automatically analyzing content for concepts and keywords and storing the results as tags. With CPS, users can select from a list of optional metadata defined by site administrators or click a button to create a list of suggested metadata based on content parsing, thereby reducing or altogether eliminating manual tagging, searching, and updating.

iTeam. iTeam is an intuitive, Web-based portal that accelerates project execution and increases efficiency by enabling all users within and beyond the enterprise to participate in projects through contribution and collaboration. Through project reuse, iTeam leverages existing knowledge, captures best practices, and builds on previous experience.

Engagement Services. Engagement Services is a multi-protocol server that extends ECM capabilities beyond the firewall by enabling inter-enterprise workflows and maximizes ROI by streamlining critical business processes. Engagement Services adds a highly scalable architecture, multiple transport mechanisms, and robust security features to allow external partners to securely participate in Web content management and collaboration processes -- without requiring additional software investment on their end.

DocControl Manager (DCM). DCM runs on top of the Documentum repository to permit secure management of controlled documents over the Web. DCM lets users create, review, revise, approve and distribute controlled documents online within an audited environment.

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

GXPharma. As part of the Documentum 4i Compliance Edition, Documentum also offers a joint pharmaceutical industry solution with PricewaterhouseCoopers
(PwC) called GXPharma(TM) which enables pharmaceutical companies to manage trusted e-business content to meet federal regulations and good business practices.

In addition to the above products, Documentum integrates a number of third-party products that help to provide a whole solution tailored to a customers e-business needs. Among those products are AutoRender Pro, which transforms common desktop application files into PDF or HTML for broad-based distribution, Documentum DocLoader, which allows the rapid and controlled bulkloading of any type of document from legacy and external sources into Documentum 4i, Documentum DocViewer, which enables access to different types of images, such as TIFF and PDF, Documentum DocInput, which enables users to easily capture paper documents into the Documentum content repository, CADLink, which automates the full-drawing lifecycle management of CAD drawings in a Documentum content repository, and provides contributors, consumers and coordinators with specific tools that are targeted to the particular requirements of their roles, and Framelink, which is a family of products that accelerate the process of developing and delivering technical documentation, product manuals, and other complex, customized documents that undergo multiple reviews and revisions -- all from within the FrameMaker interface.

Integrations to Enterprise and Desktop Applications. In addition to its content management platform and e-business applications, Documentum offers a number of integrations with major business applications and server technologies. These integrations enable customers to extend their existing enterprise applications with Documentum functionality and provide knowledge workers with access to business-critical content from within their familiar applications. Documentum's product integrations include:

Portal Integration Pack. Documentum Portal Integration Pack (PIP) enables fast, easy integration of enterprise content and powerful content management capabilities with market-leading portal applications. Portal vendors, systems integrators, or customer developers can use PIP to develop content-rich applications that give portal users the ability to access and interact with all types of enterprise content: Web pages, documents and rich media such as audio and video. Included in the PIP are Documentum Portlets that expose standardized and enhanced content management user functions through the portal interface. One Portlet released in 2002 is the Portlet for BEA WebLogic Portal which provides a packaged set of Documentum functionality exposed through the BEA WebLogic Portal infrastructure.

ftpIntegrator. ftpIntegrator provides a direct integration between the Documentum content repository and any Web authoring tool that supports file transfer protocol over a TCP/IP network. With ftpIntegrator, users can securely transfer any content into the repository -- regardless of file format.

Documentum eConnector for ATG Dynamo. Documentum eConnector for ATG Dynamo is a best-of-breed integration between ATG Dynamo e-Business Platform and Documentum 4i Web Content Management Edition which provides Web sites with up-to-the-minute content that is reliable and tailored. The eConnector for ATG Dynamo enables Documentum content management functionality to be exposed through the ATG portal so that users within and beyond the enterprise can interact with content and participate in essential business processes, thereby transforming the portal into an interactive e-business tool.

Documentum eConnector for BEA WebLogic. Documentum eConnector for BEA WebLogic enables the development of applications that reliably support ever-increasing volumes of personalized interactions, allowing your Web site to serve up dynamic, trusted content that is pertinent to each user. The integration between BEA and Documentum leverages existing technology investments to develop Web applications with industry-standard tools. It provides access to both the Documentum content repository and a repository of cached content outside the firewall, thereby balancing fast access to public information with secure access to protected data. Documentum content and metadata are correlated directly with BEA user profiles to ensure dynamic delivery of highly relevant content.

Documentum eConnector for IBM WebShere. Documentum eConnector for IBM WebShere enables retrieval of content and metadata from the Documentum repository for Web pages powered by IBM WebSphere. With Documentum Web Development Kit (WDK) certified on IBM WebSphere, developers have a powerful, industry-standards-based framework for rapid application development. This integration enables organizations to power Web applications with trusted and secured content and properties ensuring dynamic delivery of highly relevant content.

Documentum eConnector for JDBC. Documentum eConnector for JDBC(TM) allows direct access to a Documentum repository from J2EE-compliant application server, such as BEA WebLogic and IBM WebSphere. eConnector for JDBC balances fast responsiveness with the tight control required when secure content is made accessible through public Web sites.

Documentum eConnector for Siebel eBusiness. Documentum eConnector for Siebel eBusiness Applications is an out-of-the-box integration that allows Siebel customers to interact with secure, personalized, relevant, unstructured content in multiple formats across the enterprise through a single user experience. eConnector for Siebel eBusiness Applications is configurable to expose Documentum-managed content within Siebel Call Center-based applications via multiple views to enable check in, check out, view, delete, viewing attributes, and the ability to drag and drop between views to create links between Documentum content and Siebel business objects.

Epicentric. By integrating Documentum 4i Portal Content Management Edition and Epicentric Foundation Server software, customers are provided with a robust e-business network with seamless access to critical content management and collaborative services functionality for all corporate content elements, regardless of source or author. Key content, such as sales data or market research reports, can be easily managed, transformed, and published to employees, partners, and customers by using Documentum tools integrated within the Epicentric network.

Lionbridge. The integration between Documentum 4i eBusiness Platform and the Lionbridge Globalization Platform (LGP) enables customers to author, localize, and distribute content worldwide using a unified global publishing system. By enhancing Documentum 4i implementations with globalization technology and services, enterprises can meet the dynamic content challenge of ensuring that content is relevant, current, available and accurate - globally.

Plumtree. The integration of the Plumtree Corporate Portal and Documentum 4i content management products and services helps enterprises manage trusted content, empowering organizations to deliver dynamic and personalized content to the right person, at the right time. Some of the benefits from the Documentum and Plumtree integration are greater business to business collaboration, enhanced productivity, lower deployment costs, and faster time to portal.

Documentum eConnector for SAP. Documentum e-Connector for SAP is an integrated suite of products that enhances SAP with robust content management capabilities. The Documentum 4i platform automates business processes to control, share, manage and reuse valuable corporate content. DocLink for SAP provides additional services that integrate this content and SAP-generated content with SAP processes in a paperless, distributed and electronic environment. With DocLink for SAP, both SAP and non-SAP users can access information such as vendor contracts, invoices, standard operating procedures, material safety data sheets, engineering drawings, specifications and related content directly from their desktops, thereby reducing the personnel time and costs of searching for, filing and storing this content.

Documentum eConnector for Lotus Notes. Documentum e-Connector for Lotus Notes is an integration between the Lotus Notes Mail client and the Documentum server that supports participation in content review cycles and the archiving of e-mail, without a Documentum client. This real-time "external client to Documentum server" integration is a substantial change from Documentum's traditional proprietary client approach. With e-Connector for Notes Mail, customers have the ability to expand usage of content management across the enterprise while avoiding much of the maintenance and education costs associated with the deployment of an additional desktop client. In the application hosting market, this product allows Notes-based customers to add document management to their current infrastructure without additional content management infrastructure investment and a very minimal setup time.

Consulting and Education Services

Deploying ECM solutions involves both a strategic vision and a tactical implementation methodology. Global organizations needing assistance in developing or refining their approach to such a solution can engage directly with the Documentum Worldwide Consulting Services organization. Documentum Consulting understands the requirements for defining an enterprise strategy, and offers architectural design support and best-in-class implementation approaches covering all of the Documentum 4i Editions, as well as the underlying eBusiness Platform. These service offerings help to enable e-business initiatives within and between global organizations, with time-to-deployment as a primary objective.

Documentum Consulting is strategically positioned to deliver best-practice services that apply product and deployment expertise to the support of customer and partner requirements including:

- Creation of enterprise-scale Web content management solutions with the ability to create, manage, personalize and deliver dynamic content across the Web;

- Enabling real-time contribution and collaboration through the integration of enterprise content management and third-party portal interfaces;

- Managing the control, auditing, reporting and security processes associated with content required to demonstrate regulatory compliance and adherence to industry standards and practices;

- Facilitating the aggregation, transformation and syndication of content for online exchanges and support for the automation of the e-business supply chain for vendors, partners and customers;

- Supporting fundamental platform technology management functions including administration, performance, capacity planning, high-availability, strategic architecture design and deployment strategies; and

- Providing support to system integrator and technology partners in the design and deployment of industry solutions and best-of-breed integrations.

Documentum Education offers a curriculum of courses on Documentum products for end users, application developers and system administrators. Courses are available at the Company's training centers in Pleasanton, Houston, Chicago, Philadelphia, Boston, New York, London, Munich, Paris, Tokyo, and Melborne. Documentum Education can also be delivered at a customer's site or through eLearning.

Technical Support Services

Documentum offers four technical support options. At the cornerstone of the Documentum Customer Support program is the Standard Support Services agreement. The Standard Support Services agreement provides maintenance releases and upgrades, access to the wealth of information and online help via our Electronic Service Center and expert technical phone support for all Documentum products during normal local business hours. Documentum's Electronic Service Center is a Web site that provides learning, technical tips, and problem resolutions shared by Documentum's network of support and competency centers.

For customers with round-the-clock production, Documentum Mission-Critical Support provides worldwide technical support 24 hours a day, 365 days a year. Documentum currently operates four Technical Support centers in geographic locations that provide local support in all major time zones and for those customers with a Mission-Critical Support agreement, a 24x7 follow-the-sun support model. The service centers are located in California, the United Kingdom, Germany, and Australia. Each center offers different levels of hotline technical support, remote dial-in services for problem identification and access to maintenance and patch releases for supported and purchased products.

With Documentum Developer Support, customers can leverage Documentum's development experts' knowledge and experience in the latest technical tools and capabilities to help streamline their Documentum development process and ensure maximum coding efficiency and quality.

In addition to Standard Support Services, Mission-Critical Support and Developer Support, Documentum offers the Premier Account Support. Global and leading-edge companies require significant knowledge of Documentum plans and strategies in order to prepare and quickly implement their applications. With Premier Account Support, customers receive communication on plans, directions, partner activities, and technical topics. Documentum's Premier Account Support program offers structured sharing of plans and strategies for managing content in B2B, B2C and B2E environments.

Strategy

Documentum's objective is to be the leader in enterprise content management. Our strategy is to provide superior products and related services to accelerate content management initiatives within the Global 2000. To achieve this objective, we have adopted the following strategies:

Maintain Leadership in the Enterprise Content Management Market. The Company's enterprise content management platform enables enterprises to improve their overall competitive advantage. Documentum's offerings enable companies to create, access, manage, share, tailor, package, and securely deliver all types of content -- documents, Web pages, XML files and rich media -- in multiple formats to multiple participants in the business process. With the Documentum platform, customers are accelerating time-to-market, increasing satisfaction, enhancing supply chain efficiencies and reducing operating costs. We intend to strengthen our technology position through new product developments, new partnerships, and strategic acquisitions.

Expand Channel Reach and Effectiveness. We expand our channel reach by strengthening our network of sales and strategic technology partners. The Company has targeted the development, introduction and acceptance of Documentum solutions through select systems integrators, e-commerce technology partners, and enterprise application partners. These partners serve as extensions of the field sales force and development staff, enabling the Company to achieve growth rates without incurring additional significant overhead and infrastructure expenses. In addition, the Company formed a strategic alliance group focused on establishing OEM and Value Added Reseller (VAR) relationships with several strategic go-to-market partners. Each of these partners brings valuable technical and domain expertise and established business relationships with Global 2000 organizations. As of December 31, 2001, Documentum had developed significant relationships with more than 50 partners, including Seibel, IBM, BEA, PwC, Plumtree, Oracle, Xerox Global Services and others.

Expand our Global Presence. We combine extensive operations in North America, Europe and Asia with a worldwide network of partners to provide dedicated service to businesses worldwide. The Company intends to build upon its successful international business performance by growing its direct sales, consulting and technical support operations around the world.

Increase Brand Awareness and Leverage Deep Vertical Presence. The Company intends to continue investing in branding and awareness building efforts to more strongly position Documentum as the leading provider of enterprise content management solutions. At the same time, we will extend our established vertical presence to cultivate and drive emerging e-business opportunities. We will also invest in establishing thought leadership focused on demonstrating how our solutions are critical for new and emerging business models.

Customers

In 2001, Documentum added 265 new customers. More than 1,400 organizations worldwide now rely on Documentum solutions to enable content-rich interactions with customers, business partners and employees. These customers include: Bayer AG, BEA Systems, Bechtel, BOC Gases, BP, Cisco, Delta Airlines, Dow Chemical, FDA, Ford Motor Company, Hewlett-Packard, Hyundai, IRS, Johnson & Johnson, McDonalds, Merck & Co., Nokia, PepsiCo, Pfizer, Prudential Insurance, Siebel, Sony Pictures Entertainment, Thomson Learning, United Airlines, and Yahoo!.

Sales and Marketing

Documentum's sales force is a multichannel organization, licensing products through its own direct sales teams, both in the field and through in-house corporate telesales, as well as through complementary indirect channels primarily consisting of key systems integrators, distributors, technical partners, and ASPs. Sales teams are organized in regional markets and Documentum currently has 13 sales offices in the United States, nine sales offices in Europe, and one sales offices in each of Canada, Japan, Korea, Hong Kong, Singapore, Taiwan, and Australia, as well as distributors in Europe, the Middle East, Asia-Pacific and South Africa.

The Company's field sales force conducts multiple presentations and demonstrations of ECM solutions to management and users at the customer site as part of the direct sales effort. One of Documentum's objectives is to reduce customers' product development time and increase operational efficiency by designing Web applications for particular business-critical processes. Documentum's traditional sales cycles generally last from three to nine months, but can be much shorter when delivering Web-based solutions. The direct sales force is responsible for local partner support, joint sales efforts and management of multiple channels. See "Risk Factors - Lengthy Sales and Implementation Cycles."

Documentum's direct sales staff is currently based at the corporate headquarters in Pleasanton, California and at field sales offices in the U.S. metropolitan areas of Atlanta, Boston, Chicago, Dallas, Denver, Houston, Los Angeles, New York, Philadelphia, San Francisco, and Washington, D.C., and abroad in Amsterdam, Hong Kong, London, Madrid, Melbourne, Munich, Paris, Seoul, Singapore, Stockholm, Taipei, Tokyo and Toronto. To support its sales force, Documentum conducts comprehensive marketing programs, which include public relations, telemarketing, seminars, trade shows, education and user group conferences.

Product Development

Documentum has committed, and expects to continue to commit, substantial resources to product development. The Company's existing products were designed after extensive work with potential customers to assess their needs. As part of its product development efforts, Documentum reviews customer feedback on existing products and works with customers and potential customers to anticipate future functionality requirements.

Documentum expects to continue to enhance its existing products, develop new products and augment its product and technology base through its own efforts as well as through acquisitions. For the years ended December 31, 2001, 2000 and 1999, research and development expenses were $34.7 million, $35.3 million and $25.8 million, respectively. Historically, Documentum has expensed its software development costs as incurred.

With future releases of Documentum 4i, Documentum will extend the functionality to offer robust new capabilities for enterprise content management. These capabilities include enhanced publishing and delivery services that will scale content to Internet levels and provide one-to-one delivery. Other new features will include enhanced XML management services and business-to-business engagement services. XML services will address the next generation of content interchange. Business-to-business engagement services will extend engagements beyond a single session and delivery to different media. A new set of content management application services will allow site developers to construct content and site management applications from standard components.

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

Industry Standards

Documentum provides an open, standards-based ECM platform and family of business applications targeted to customers' unique business requirements. Documentum is active in numerous standards efforts for the Web, including the Web Distributed Authoring and Versioning (WebDAV) standard and Extensible Markup Language (XML), and the Company's products are designed for interoperability with critical Web standards such as HTTP and HTML.

Documentum is the repository of choice for customers using XML. Many of our customers use their content repository today for this purpose, and take advantage of the repurposing of content assets possible through XML. With its latest release of the Documentum 4i eBusiness Platform, Documentum now supports end-to-end XML capabilities, including the creation of XML content using industry standard tools, disassembly and reassembly of XML content components, validation of XML schemas, and transformation between schemas as needed. Documentum's XML capabilities power emerging XML business applications and will allow businesses to lower production costs, shorten production times through repurposing of XML content components, and exchange content seamlessly with other businesses.

Documentum has enhanced the architecture of its open, extensible content server to support industry-standard platforms, applications, multi-channel services (i.e., pagers, cellular phones and handheld devices) and networks including the Web. Other industry-leading technologies that Documentum is actively supporting include LDAP, OLE DB, COM/DCOM, Java, ASP, JSP, and J2EE. Additionally, Documentum is assuming a leadership role on a new emerging standard focused on Web Services. To drive this technology, Documentum has participated in various Web services standards initiatives, such as the W3C (World Wide Web Consortium), OASIS (Organization for Advancement of Structured Information Standards), and UDDI (Universal Description, Discovery, and Integration) standard groups. As Internet standards emerge and tools to support these standards evolve, Documentum will continue to take a leadership position in support of those standards. In addition to open standards, Documentum has also provided support for other information delivery vehicles such as SAP, Lotus Notes, and Siebel.

As a result of its enterprise document management heritage, Documentum has participated in the leading organization that has taken the initiative to define standards specifically for the document management arena, the Open Document Management API (ODMA). In addition, Documentum is participating in the Workflow Management Coalition (WfMC), which has established widely accepted workflow standards. Documentum's workflow solutions are fully compliant with the WfMC standard.

RISK FACTORS

The Company's operating results are unpredictable and may vary from quarter to quarter. Our future operating results may vary significantly and are difficult to predict due to a number of factors, many of which are beyond our control. These factors include:

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

The United States, Europe and Asia/Pacific have continued to experience a general decline in economic conditions. The downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. During the twelve months ended December 31, 2001, we saw a significant decrease in the overall demand for our products and services that resulted in lower than anticipated license revenue and a net loss.

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

Our sales and implementation cycles are lengthy and difficult to predict. In general, the timing of the sales and implementation of our products is lengthy and not predictable with any degree of certainty. Therefore, current sales and implementation cycles should not be relied upon as an indication of future cycles.

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally requires us to engage in a lengthy sales cycle (generally between three and nine months) to provide a significant level of education to prospective customers regarding the use and benefits of our products. The size and complexity of any particular transaction can also cause delays in the sales cycle. Additionally, the implementation of our products can involve a significant commitment of resources by customers over an extended period of time and is commonly associated with substantial reengineering efforts by the customer. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. A delay in the sale or customer implementation of even a limited number of license transactions can result in lower than expected revenue and cause our operating results to vary significantly from quarter to quarter.

A substantial portion of our revenue is attributable to one family of products and related services. To date, substantially all of our revenue has been attributable to sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect Documentum 4i, newer product offerings and related services to continue to account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could harm our business, financial condition and results of operations.

Our failure to identify new product opportunities or to develop new products or versions could harm our business. The content management software and services market in which we compete is characterized by (1) rapid technological change,
(2) frequent introduction of new products and enhancements, (3) changing customer needs, and (4) evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of our products are difficult to estimate. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. Our future success also depends in part on our ability to execute on our strategy of developing Web content management and business-to-business solutions and to maintain and enhance relations with technology partners, including RDBMS vendors, in order to provide our customers with integrated product solutions.

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

We are dependent on the market for enterprise content management solutions, which may not continue to grow. The market for content management software and services is intensely competitive, highly fragmented and rapidly changing. Our future financial performance will depend primarily on the continued growth of the market for content management software and services and the adoption of our products by organizations in this market. If the content management software and services market fails to grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be harmed.

We face intense competition from several competitors and may be unable to compete successfully. Our products target the emerging market for Web-based and client/server software solutions. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, Interwoven, Stellent and Vignette. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to more easily offer a single-vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

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

We are dependent on a relatively small number of customers and those customers tend to be concentrated in several industries. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, pharmaceutical, financial services and high technology industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market our products successfully to new customers and new industry segments could harm our business and our prospects.

We rely on a number of relationships with third parties for sales, distribution and integration and our failure to maintain these relationships, or establish new relationships, could harm our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. Our failure to maintain these relationships, or to establish new relationships in the future, could harm our business.

We depend on the services of key personnel. Our future performance depends in significant part on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement with us. The loss of services of one or more of our executive officers or key technical personnel could harm our business, operating results and financial condition.

Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.

We are subject to risks associated with international operations. Our revenue is primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. The Company has offices in London, Paris, Munich, Tokyo, Melbourne, Hong Kong, Singapore, Taipei, and Seoul. The Company operates its international technical support operations in the London, Munich and Melbourne offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and operating results would suffer.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights that could result in substantial cost to us. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

We may face product liability claims from our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. A successful product liability claim brought against us could result in payment of substantial damages.

We are subject to risks associated with product defects and incompatibilities. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or "bugs," or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in or delay in recognition of revenue.

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

We are subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Any future acquisitions or investments would, expose us to the risks commonly encountered in acquisitions of businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and the potential disruption of our ongoing business. Additionally, such acquisitions may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt and impairment and amortization expenses related to goodwill and other intangible assets, respectively. Our failure to successfully manage future acquisitions may harm our business and financial results.

Our stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

Some provisions in our certificate of incorporation and our bylaws could delay or prevent a change in control. Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have instituted a classified Board of Directors in our Amended and Restated Certificate of Incorporation. We have also implemented a Share Purchase Plan (or "Rights Plan") under which all stockholders of record as of February 24, 1999 received certain rights to purchase shares of a new series of preferred stock. The rights are exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of our common stock. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

EXECUTIVE OFFICERS

As of March 1, 2002, the executive officers of the Company and their ages are as follows:

NAME                    AGE       POSITION
----                    ---       --------
David DeWalt             37       President and Chief Executive Officer
Bob L. Corey             50       Executive Vice President and Chief Financial Officer
Mike DeCesare            36       Executive Vice President, Worldwide Field Operations
Joseph P. Gabbart        50       Executive Vice President, Worldwide Human Resources
David Milam              46       Executive Vice President and Chief Marketing Officer
Howard I. Shao           46       Co-Founder and Chief Technology Officer
Robert M. Tarkoff        33       Executive Vice President and Chief Strategy Officer

David DeWalt was appointed to the position of President and Chief Executive Officer in July 2001. Mr. DeWalt joined Documentum in August 1999 as Executive Vice President and General Manager, eBusiness Unit. In January 2001, Mr. DeWalt was promoted to the position of President and Chief Operating Officer. From August 1997 to December 1998, Mr. DeWalt was founding principal and vice president of Eventus Software, a Web content software company, where he was responsible for sales and marketing, consulting services and support, product management and business development. Following Eventus' 1998 acquisition by Segue Software, an e-business software company, Mr. DeWalt served as vice president, North American sales for Segue. From July 1995 to July 1997, Mr. DeWalt held the position of vice president of sales and marketing at Quest Software, a provider of performance management solutions. Mr. DeWalt also held various positions in sales management at Oracle Corporation, a database software company, from August 1989 to July 1995. Mr. DeWalt holds a Computer Science and Electrical Engineering Degree from the University of Delaware and conducted graduate work in Finance at the University of California, Berkeley.

Bob L. Corey was appointed Executive Vice President and Chief Financial Officer in May 2000. Prior to joining Documentum, Mr. Corey was Senior Vice President of Finance and Administration and Chief Financial Officer for Forte Software, Inc., a provider of software development tools and services, from May 1998 to April 2000, and in February 1999 Mr. Corey was elected to the Board of Directors of Forte. Forte completed a merger with Sun Microsystems, Inc., a computer hardware and applications company, in October 1999. Mr. Corey was Executive Vice President and Chief Financial Officer of SyQuest Technology Inc., a provider of removable storage solutions, from July 1997 to April 1998. Prior to that Mr. Corey was Vice President and Chief Financial Officer of Primavera Systems, a provider of project management software and services for PC's, from April 1996 to July 1997. From March 1992 to March 1996, Mr. Corey was Executive Vice President and Chief Financial Officer of MTI Technology Inc., a provider of storage solutions. Mr. Corey holds a B.A. in Business Administration from California State University at Fullerton. Mr. Corey joined Arthur Andersen & Co. after completing college where he earned his certificate as a Certified Public Accountant.

Mike DeCesare was appointed Executive Vice President, Worldwide Field Operations in January of 2002. Prior to joining Documentum, Mr. DeCesare served as Executive Vice President, Worldwide Sales and Alliances at Asera, a provider of e-business infrastructure that accelerates implementation of enterprise software applications, from March 2001 to January 2002. From June 1997 to February 2001, Mr. DeCesare held the position of vice president of field sales at Oracle Corporation, a database software company. Prior to that, Mr. DeCesare held various positions in sales management at Oracle from February 1989 to May 1997. Mr. DeCesare holds a Communications degree from Villanova University.

Joseph P. Gabbert was appointed Executive Vice President, Worldwide Human Resources in December 2001. From April 1995 to December 2001, Mr. Gabbert served as the Company's Vice President of Human Resources. From October 1990 to April 1995, Mr. Gabbert served in various senior HR leadership roles, in both US and Europe, for Cadence Design Systems, Inc. Prior to that, Mr. Gabbert served in various Human Resources senior leadership roles with the LexisNexis Corporation, a provider of on-line information services to legal, corporate, government and academic markets, from April 1985 to October 1990. Mr. Gabbert holds a Ph.D. in Organizational Psychology from the University of Massachusetts, Amherst and a B.S. degree from Purdue University.

David B. Milam was appointed Executive Vice President and Chief Marketing Officer in August 2001. Prior to joining Documentum, Mr. Milam served as Executive Vice President, Marketing and Corporate Officer at Kana Software, a provider of customer relationship management software, from April 2000 to August 2001. From September 1995 to April 2000, Mr. Milam held various executive positions at Cadence Design Systems, Inc., a provider of electronic design automation software. From March 1989 to September 1995, Mr. Milam served in various Marketing leadership roles at Structural Dynamics Research, Corporation, a provider of mechanical engineering software. Mr. Milam holds an M.B.A. in Strategic Management and a B.S. in Financial Management and Quantitative Systems from California State University at Long Beach.

Howard I. Shao, a founder of the Company, has served as Chief Technology Officer since 1999. From 1997 to 1999, Mr. Shao was the Company's Vice President, Product Development. Prior to that, Mr. Shao was the Company's Vice President, Research and Development since the Company's inception in June 1990. Mr. Shao received his M.B.A. from Pepperdine University and a B.S. in Computer Science from the Massachusetts Institute of Technology.

Robert M. Tarkoff was appointed Executive Vice President and Chief Strategy Officer in December 2001. Prior to joining Documentum, Mr. Tarkoff served as Senior Vice President, Worldwide Business Development at Commerce One, a business internet company, from November 1998 to November 2001. Prior to that, Mr. Tarkoff was an associate at the law firm of Wilson, Sonsini, Goorich and Rosati from April 1994 to November 1998. Mr. Tarkoff earned a J.D. from Harvard Law School and holds a B.A. in Political Science and Economics from Amherst.


EMPLOYEES

As of December 31, 2001, the Company employed 947 persons, including 345 in sales and marketing, 156 in its consulting and education services organization, 88 in customer technical support, 203 in research and development and 155 in finance and administration. Of these, 234 are located in Europe, 29 are located in Asia Pacific and the remainder is located in North America. The Company's employees are not represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.


ITEM 2. PROPERTIES

The Company's headquarters, which contain the principal administrative, engineering, marketing, and sales operations, are currently located in two facilities in Pleasanton, California. The buildings consist of a total of approximately 236,000 square feet under two leases which expire in May 2005 and March 2006. The Company also currently leases offices in Atlanta, Georgia; Boulogne Billancourt, France; Burlington, Massachusetts; Chicago, Illinois; Denver, Colorado; Fairfax, Virginia; Frankfurt, Germany; Hong Kong, Hong Kong; Horsham, Pennsylvania; Houston, Texas; Irvine, California; London, UK; Los Angeles, California; Madrid, Spain; Melbourne, Australia; Munich, Germany; New York, New York; North Easton, Massachusetts; Plano, Texas; Saddle Brook, New Jersey; San Francisco, California; Singapore, Singapore; Stockholm, Sweden; Taipei, Taiwan; Tokyo, Japan; Toronto, Canada; Utrecht, Netherlands; Uxbridge, UK; and Seoul, Korea. These smaller offices currently house various sales, marketing and customer service activities.

The Company believes its current facilities are sufficient to support the Company's projected growth; however, should the Company grow more rapidly than anticipated, the Company could experience difficulty finding adequate space for expansion. Failure to obtain adequate space on reasonably attractive commercial terms may inhibit the Company's ability to grow, or otherwise adversely affect the Company's operations and financial results.


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "DCTM". The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq National Market.

                                                   High           Low
                                                  ------         ------
Fiscal 2000:
         First Quarter                            $47.88         $24.19
         Second Quarter                            44.69          19.72
         Third Quarter                             49.16          21.82
         Fourth Quarter                            59.38          32.88

Fiscal 2001:
         First Quarter                            $54.00         $11.00
         Second Quarter                            17.20           8.00
         Third Quarter                             16.30           8.07
         Fourth Quarter                            21.98           9.00

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

As of December 31, 2001, the number of common stockholders of record was 182. The Company believes that the number of beneficial holders of its common stock is in excess of 6,500.

The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

On October 18, 2000, the Board of Directors approved a stock dividend that entitled each stockholder of record at the close of business on November 1, 2000 to receive one additional share for every share of the Company's common stock held on that date. Shares resulting from the dividend were distributed by the transfer agent on or about November 13, 2000. The Company's stock price reflected the completion of the stock dividend at the opening of the Nasdaq trading session on November 14, 2000. The stock prices in the table set forth above have been adjusted to reflect this dividend.

On December 5, 2001, Documentum completed an acquisition of select assets of Bulldog, Inc., a privately-held company located in Toronto, Canada. The purchase was completed in part through the issuance of 395,570 shares of Documentum common stock, valued at $19.51 per share, of which 34,283 shares were placed into an escrow account for a period of one year (from acquisition date) to secure certain potential indemnification obligations of the share recipients. The issuance of an additional 26,371 shares is contingent ("contingent shares") on the achievement of certain operational targets relating to the Bulldog assets. In connection with this issuance, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the Company's belief that the transaction did not involve any public offering. The Company has undertaken to register the shares issued in the acquisition with the Securities and Exchange Commission pursuant to a registration statement on Form S-3. The Company will receive no proceeds from any sale of the Company's common stock by the selling shareholders under such registration statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           Year Ended December 31,
                                                       ----------------------------------------------------------------
(in thousands, except per share data)                     2001         2000         1999          1998          1997
                                                       ---------     ---------    ---------     ---------     ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
  License                                              $  86,833     $ 117,861    $  72,007     $  80,546     $  54,536
  Service                                                 98,879        79,726       55,957        43,283        21,099
                                                       ---------     ---------    ---------     ---------     ---------
   Total revenue                                         185,712       197,587      127,964       123,829        75,635
                                                       ---------     ---------    ---------     ---------     ---------
Cost of revenue:
  License                                                  6,429         7,738        5,497         4,179         2,453
  Service                                                 49,651        38,605       32,118        25,684        12,327
                                                       ---------     ---------    ---------     ---------     ---------
   Total cost of revenue                                  56,080        46,343       37,615        29,863        14,780
                                                       ---------     ---------    ---------     ---------     ---------
Gross profit                                             129,632       151,244       90,349        93,966        60,855
                                                       ---------     ---------    ---------     ---------     ---------

Operating expenses:
  Sales and marketing                                    100,564        84,098       61,486        50,425        35,084
  Research and development                                34,620        35,340       25,832        18,181        10,986
  General and administrative                              25,158        23,784       19,549        10,255         5,976
  Restructuring costs                                      6,271            --           --            --            --
  Acquisition related costs                                   --            --           --         2,171            --
  Purchased in process research
   and development                                           100            --           --        34,622            --
                                                       ---------     ---------    ---------     ---------     ---------
   Total operating expenses                              166,713       143,222      106,867       115,654        52,046
                                                       ---------     ---------    ---------     ---------     ---------
Income (loss) from operations                            (37,081)        8,022      (16,518)      (21,688)        8,809

Interest and other income, net                             3,580         5,021        3,773         4,395         2,333
Permanent impairment of investment                        (2,012)           --           --            --            --
                                                       ---------     ---------    ---------     ---------     ---------
Income (loss) before income tax provision (benefit)      (35,513)       13,043      (12,745)      (17,293)       11,142
Provision for (benefit from) income taxes                  2,780         4,304       (4,333)        6,231         3,788
                                                       ---------     ---------    ---------     ---------     ---------
Net income (loss)                                      $ (38,293)    $   8,739    $  (8,412)    $ (23,524)    $   7,354
                                                       =========     =========    =========     =========     =========

Net income (loss) per
  basic common share (1), (2)                          $   (1.01)    $    0.25    $   (0.25)    $   (0.73)    $    0.25
                                                       =========     =========    =========     =========     =========
Shares used in basic per
  share computation (1), (2)                              37,934        35,584       33,382        32,442        28,926
                                                       =========     =========    =========     =========     =========
Net income (loss) per diluted
  common share (1), (2)                                $   (1.01)    $    0.22    $   (0.25)    $   (0.73)    $    0.24
                                                       =========     =========    =========     =========     =========
Shares used in diluted per
   share computation (1), (2)                             37,934        39,654       33,382        32,442        30,196
                                                       =========     =========    =========     =========     =========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                              $  48,420     $  43,918    $  18,286     $  16,240     $  14,236
Short-term investments                                    39,242        59,217       64,258        84,203        78,895
Working capital                                           81,864       105,041       76,760        97,544        91,697
Total assets (3)                                         215,890       218,460      169,002       156,195       127,203
Long-term obligations                                        686            --           73            --            --
Stockholders' equity                                     138,931       149,290      110,979       116,813       102,033

(1) See Note 9 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted shares.

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


OVERVIEW

Documentum provides enterprise content management (ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content - documents, Web pages, XML files, and rich media - in one common content platform and repository. Documentum's platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities. From its inception in 1990 through December 1992, the Company's activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since that time substantially all of the Company's revenue has been from licenses of its family of internet-scale content management system products and related services, which include maintenance and support, education and consulting services. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support content management for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, an open, standards-based content management platform. This platform allows for the creation, delivery, management and personalization of content and the delivery of that content to an information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001 the Company introduced four packaged Editions based on the Documentum 4i platform. These Editions - Web Content Management, Portal Content Management, B2B Content Management, and Compliance -- offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. The Company expects that license and service revenue from Documentum 4i and newer product offerings will account for substantially all of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of these products.

Since inception, the Company has invested significant resources in developing its software and related solutions, as well as building its sales, services, marketing, and general administrative organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts and are expected to continue to increase.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to an understanding of our financial position and results of operations. Application of many of these policies requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. In general, these estimates or judgments are based on the historical experience of our management, prevailing industry trends, information provided by our customers, and information available from other outside sources, each as appropriate. Actual results may differ from these estimates under different conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition

The Company's revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and education services. Revenue from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. The Company recognizes revenue on transactions with payment terms beyond its normal due date to the extent such payments are due within twelve months from contract execution date and to the extent the Company has a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions. License revenue from resellers or distributors is recognized when product is sold through to the end user and such sell through is reported to the company. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support agreements are deferred and recognized ratably over the term of the contract. Revenue from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and SAB No. 101 "Revenue Recognition in Financial Statements".

Allowances

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

Accounting for income taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Derivative Instruments, Hedging Activities and Foreign Currency

The Company considers the U.S. dollar to be its functional currency for certain of its international operations and the local currency for all others. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the actual current exchange rates prevailing at the time of each transaction. Gains and losses from translation are included in "Accumulated other comprehensive loss." Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included in "Interest and other income, net."

The Company uses foreign currency forward contracts to hedge foreign currency receivables and payables. The principal currencies hedged were the British Pound and Euro over periods ranging from one to nine months. Forward contracts were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently in "Interest and other income, net." The related receivable or liability with counterparties to the forward contracts was recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income (loss) are not material for any period presented. Forward contracts to hedge foreign currency transaction exposure of $1.1 million were outstanding at December 31, 2001. The estimated fair value of these forward contracts at December 31, 2001 was remeasured based on quoted market prices and the effect of this remeasurment on the results of operations was immaterial.

Investment Impairment

The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Valuation of long-lived and intangible assets and goodwill.

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

    - significant underperformance relative to expected historical or projected future operating results;

    - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

    -   significant negative industry or economic trends;

    -   significant decline in our stock price for a sustained period; and

    -   our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of total revenue for the periods indicated:

                                                         2001        2000       1999
                                                         ----        ----       ----
Revenue:
  License                                                  47%         60%        56%
  Service                                                  53%         40%        44%
                                                          ----        ----       ----
   Total revenue                                          100%        100%       100%
                                                          ----        ----       ----

Cost of revenue:
  License                                                   3%          4%         4%
  Service                                                  27%         20%        25%
                                                          ----        ----       ----
   Total cost of revenue                                   30%         24%        29%
                                                          ----        ----       ----

Gross profit                                               70%         76%        71%
                                                          ----        ----       ----

Operating expenses:
  Sales and marketing                                      54%         43%        48%
  Research and development                                 19%         18%        20%
  General and administrative                               14%         12%        15%
  Restructuring costs                                       3%         --         --
                                                          ----        ----       ----
   Total operating expenses                                90%         73%        83%
                                                          ----        ----       ----

Income (loss) from operations                             (20%)         3%       (12%)

Interest and other income, net                              2%          3%         3%
Impairment of investment                                   (1%)        --         --
                                                          ----        ----       ----
Income (loss) before income tax provision (benefit)       (19%)         6%        (9%)
Provision for (benefit from) income taxes                   2%          2%        (3%)
                                                          ----        ----       ----
Net income (loss)                                         (21%)         4%        (6%)
                                                          ====        ====       ====
As a percentage of related revenue:

Cost of license revenue                                     7%          7%         8%
Cost of service revenue                                    50%         48%        57%

Revenue

The United States, Europe and Asia/Pacific experienced a general decline in economic conditions throughout 2001. The downturn in the world economy was exacerbated in September by the terrorist attacks on the United States, resulting in reduced spending for a variety of goods and services, including many technology products. During the twelve months ended December 31, 2001, the Company experienced the direct impact of a weakening world-wide economy as evidenced by a reduction in the average customer purchase, yet saw an increase in product demand as seen by an increase in the number of orders and new customers. The reduction in average customer orders resulted in lower than anticipated license revenue and a net loss. The Company plans to monitor the status of the United States, European and Asia/Pacific economies and adjust its operating plan accordingly.

Recent independent forecasts estimate growth for US Gross Domestic Product (GDP) for 2002 ranging from one percent to more than four percent and that much of the growth will occur in the second half of the year. Interest rates in the United States are at a historical low for the last 40 years and appear to be stabilizing with the Federal Reserve opting not to reduce rates further in the short-term. Additionally, unemployment claims have appeared to bottom. The Company is unable at this time to assess the impact of the positive economic growth presented by these forecasts on future operating results.

License revenue decreased by 26% to $86.8 million in 2001, increased by 64% to $117.9 million in 2000 as compared to $72.0 million in 1999, representing 47%, 60%, and 56% of total revenue in the respective periods. The decrease in license revenue in 2001, in both absolute dollars and as a percentage of total revenue, is a result of continued softness in overall demand for enterprise-wide software licenses. The Company continues to see a shift from larger, enterprise-wide transactions to an increased volume of lower-dollar point solutions as evidenced by an increase in number of transactions and reduction in average revenue per deal. In addition to the weakness in the United States economy that has been prevalent over the last twelve months, the Company continues to experience the effects of an economic downturn in its European market and began to see a downturn in its Asia/Pacific market as well in the second half of 2001. Although license revenue declined overall in 2001, license revenue from international operations only declined by 16% during the period. The events of September 11th resulted in a number of delays to orders in the pipeline and may, for the foreseeable future, continue to negatively impact demand for the Company's products in certain industries, such as airlines and travel and entertainment. The increase in license revenue in 2000, in both absolute dollars and as a percentage of total revenue, was due to an increase in the number of licenses sold as the Company rebounded from an overall softness in the market in 1999. In addition, the Company made a significant investment in the size of its sales organization in 2000, resulting in a continued penetration of sales to new as well as existing customers. This increase reflected customer acceptance of Documentum 4i, which was released in the second half of 1999 and expanded the Company's product offerings into Web content management. In 1999, license revenue was adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. In addition, the Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers in the first half of 1999. The decreases in license revenue as a percentage of total revenue in 1999 was due to increased service revenue, as discussed below, as well as an overall decrease in license revenue due to the industry slowdown. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company's business, operating results and financial condition. Also, the Company's strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue.

Service revenue increased by 24% to $98.9 million in 2001 and by 42% to $79.7 million in 2000 compared to $56.0 million in 1999, representing 53%, 40% and 44% of total revenue in the respective periods. The increase in absolute dollars was attributable to a larger installed base of customers receiving ongoing maintenance, education and support services and increases in the Company's professional services staff in conjunction with the Company's focus to expand solution offerings to customers. The decrease in service revenue as a percentage of total revenue in 2000 was primarily due to an overall increase in license revenue as the Company rebounded from an overall market softness in 1999, as discussed above. The increase in service revenue as a percent of total revenue in 2001 and 1999 was mainly due to a decrease in total license revenue in such years, as discussed above.

The Company markets its products through its direct sales force and its indirect channel partners. While the Company has historically generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, distributors, and application service providers. Partner-influenced revenue from all indirect channel partners comprised 57%, 38%, and 30% of license revenue in 2001, 2000, and 1999, respectively. The Company has continued to invest in channel programs and will continue to emphasize partner relationships to expand its channels of distribution. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 47%, 42% and 48% of license revenue in 2001, 2000 and 1999, respectively. The increase in international revenue as a percentage of license revenue in 2001 was primarily due to a decrease in total license revenue. In addition, the Company had enterprise-wide sales to two customers in Europe totaling $4.1 million during 2001, which increased international revenue as a percentage of overall worldwide sales. The general industry slowdown in 2001 negatively impacted domestic revenue to a greater extent than international revenue. However, the Company has also experienced softness in its European market and began to see softness in its Asia/Pacific markets in the second half of 2001 as customers scrutinized their budgets more closely in light of the global economic weakness. The decrease in international revenue as a percent of license revenue in 2000 was primarily due to an overall rise in domestic license revenue as compared to 1999. The general industry slowdown in 1999 negatively impacted domestic revenue to a greater extent than international revenue, however, the Company rebounded from that slowdown in 2000. In addition, in 1999, the Company had an enterprise-wide sale to a single global customer in the amount of $4.5 million in Europe, which increased international revenue as a percentage of overall worldwide sales. The Company classifies license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenue

Cost of license revenue consists primarily of the royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees. Cost of license revenue decreased by 17% to $6.4 million in 2001 and increased by 40% to $7.7 million in 2000 compared to $5.5 million in 1999, representing 7% of the related license revenue in both 2001 and 2000 and 8% in 1999. The decrease in cost of license revenue in 2001, in absolute dollar amount, was related to lower license sales. The relative flatness in cost of license revenue as a percentage of overall license revenue over the three-year period was related to a consistent mix of products being sold. The Company currently carries and integrates into its products more third party products and is selling a greater number of those products than it had in prior years, however, the sales of these products has grown and/or declined in direct proportion to the increase and/or decrease in license revenue over the three-year period. The Company expects the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of overall license revenue as the related license revenue fluctuates.

Cost of service revenue consists primarily of personnel-related and third party contractor costs incurred in providing consulting services, education services to customers and maintenance services, which includes telephone support. Cost of services revenue increased by 29% to $49.7 million in 2001 and by 20% to $38.6 million in 2000, compared to $32.1 million in 1999, representing 50%, 48% and 57% of the related service revenue in 2001, 2000 and 1999, respectively. The increase in the cost of service revenue in absolute dollar amount was a result of increased personnel-related costs as the Company expanded its consulting, education and maintenance operations to support a larger installed customer base, as well as an increase in solutions offered to customers. The overall decrease in cost of service revenue as a percentage of service revenue during the three-year period discussed was primarily due to realization of economies of scale as certain expenses such as consulting costs grew proportionately less than consulting revenue. The Company expects the cost of services revenue to increase in absolute dollar amount as the related service revenue increases.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 20% to $100.6 million in 2001 and by 37% to $84.1 million in 2000, compared to $61.5 million in 1999, representing 54%, 43% and 48% of total revenue in 2001, 2000 and 1999, respectively. The increase in absolute dollar amounts for all periods and as a percentage of revenue in 2001 was the result of the Company's strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs in order to increase market share and solidify its position as a leader in the enterprise content management market. Additionally, in 1999, costs were incurred in an effort to rebrand the Company. These costs included the design and development of the Company's new logo. The decrease in sales and marketing as a percentage of total revenue in 2000 was primarily due to a significant increase in worldwide revenue. The Company expects that sales and marketing expense will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts and expands sales offices in the United States and internationally.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses decreased by 2% to $34.7 million in 2001 and increased by 37% to $35.3 million in 2000, compared to $25.8 million in 1999, representing 19%, 18% and 20% of total revenue in 2001, 2000 and 1999, respectively. The decrease in absolute dollar amount in 2001 reflects the Company's focus on cost-reduction efforts undertaken during the period while the increase as a percentage of total revenue is due to a decrease in world wide revenues. The increase in absolute dollar amount for 2000 and 1999 reflects the expansion of the Company's engineering staff and related costs required to support the development of new products, including Documentum 4i, which was introduced in the second quarter of 1999, localization of Documentum 4i, which began in the second quarter of 2000, and enhancements to existing products. The decrease in research and development expenses as a percentage of total revenue in 2000 was primarily due to the Company's decision to invest in research and development at a slower rate and invest more heavily in sales and marketing. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to remain constant in absolute dollar amount in order to maintain a consistent level of development of both existing and new products.

General and administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses increased by 6% to $25.2 million in 2001 and by 22% to $23.8 million in 2000 compared to $19.5 million in 1999, representing 14%, 12% and 15% of total revenue in 2001, 2000 and 1999, respectively. The increase in absolute dollar amount for all periods and the increase as a percentage of revenue in 2001, is primarily due to increased staffing and professional fees necessary to manage and support the Company's planned growth, as well as consulting costs associated with changes to the Company's information systems. The decrease in general and administrative expenses as a percentage of total revenue in 2000 was primarily due to realization of economies of scale as well as an overall increase in total revenue. The Company expects general and administrative expenses to continue to increase in absolute dollar amount in order to support the growing needs of the Company, but decline as a percentage of revenue.

Restructuring Costs. In the second quarter of fiscal 2001, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 124 employees and cancellation of outstanding accepted offers of employment, of which approximately 86% were based in the United States and the remainder were based in Europe.

In the fourth quarter of fiscal 2001, in connection with management's plan to further reduce the Company's expense structure and improve operating efficiencies, the Company recorded a restructuring charge of $2.5 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 83 employees, of which approximately 80% were based in the United States and the remainder were based in Europe.

The Company's restructuring charge in the quarter ended June 30, 2001 included an accrual to be used to offset future rent, net of estimated sublease income that is related to abandoned properties. The Company has worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. However, if the real estate market continues to worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period such determination is made. Likewise, if the real estate market strengthens, and we are able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period such determination is made.

The Company recorded the low end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, "Accounting for Contingencies." Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table sets forth an analysis of the components of the restructuring charges recorded in the second and fourth quarters of fiscal 2001:

                                   Severance
                                      and              Other
Quarter ended                       Benefits          Charges            Total
-----------------------           -----------       -----------       -----------
December 31, 2001:
Severance and benefits            $ 2,410,288       $        --       $ 2,410,288
Other                                      --            43,362            43,362
                                  -----------       ---------         -----------
Total December 31, 2001           $ 2,410,288       $    43,362       $ 2,453,650
                                  ===========       ===========       ===========

June 30, 2001:
Severance and benefits            $ 3,359,837       $        --       $ 3,359,837
Accrued lease costs                        --           355,728           355,728
Other                                      --           101,863           101,863
                                  -----------       ---------         -----------
Total June 30, 2001               $ 3,359,837       $   457,591       $ 3,817,428
                                  ===========       ===========       ===========

The following table sets forth the Company's restructuring reserves as of December 31, 2001:

                                   Severance
                                      and              Other
Restructuring reserves              Benefits          Charges            Total
-----------------------           -----------       -----------       -----------
Restructuring charges             $ 5,770,125       $   500,953       $ 6,271,078
Cash paid                          (4,826,681)         (248,024)       (5,074,705)
                                  -----------       -----------       -----------

Balance at December 31, 2001      $   943,444       $   252,929       $ 1,196,373
                                  ===========       ===========       ===========

The Company's remaining reserve balance of $1.2 million consists of $1.1 million of current liabilities to be paid out during fiscal 2002, and $0.1 million of long-term liabilities related to excess facilities primarily with non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal
2005).

Interest and other income, net

Interest and other income, net for the years ending December 31, 2001, 2000 and 1999 is as follows:

                                               Year ended December 31,
                                          -----------------------------------
(in thousands)                              2001          2000          1999
                                          -------       -------       -------
Interest income                           $ 4,484       $ 5,124       $ 3,773

Gain (loss) on foreign exchange, net         (778)           26            --

Interest and other expense, net              (126)         (129)           --
                                          -------       -------       -------
Total interest and other income, net      $ 3,580       $ 5,021       $ 3,773
                                          =======       =======       =======

Interest and other income, net, decreased $1.4 million in 2001 when compared to 2000, primarily due to a decrease in interest income earned on the Company's cash, cash equivalents and short-term investments. This decrease resulted from the fact that interest rates decreased throughout 2001 and were at historical lows by the end of the twelve-month period. In addition, the Company sustained an increase in foreign exchange losses as the US dollar strengthened against many of the foreign currencies in which the Company held receivables. Interest and other income, net, increased $1.2 million in 2000 when compared to 1999, primarily due to an increase in interest income as a result of higher average cash balances and higher average interest rates earned on these cash balances. The Company had shifted its investment strategy in 2000 from a portfolio containing predominantly tax-exempt securities to include more higher-yielding, taxable securities.

To date, the Company's international sales have been generally denominated in U.S. dollars. However, when denominated in a foreign currency the Company has engaged in hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S dollar denominated contracts.

Investment impairment

The Company regularly evaluates the recoverability of long-term investments and other long-lived assets by measuring the carrying amount of the assets against the estimated future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are deemed to be impaired and adjusted to their fair value. During the second quarter of fiscal 2001, the Company recorded an impairment loss of $2.0 million relating to an other-than temporary decline in the fair value of its private equity investment. This impairment reflected a fair value of zero as the investee had fallen behind in all of its key financial metrics and had limited working capital. The Company does not expect to recover any portion of its investment.

Income taxes

In 2001, the Company recorded a provision for income taxes of approximately $2.8 million relating to taxable income in foreign jurisdictions. The Company's effective tax rate for 2000 and 1999, was 33% and 34%, respectively. In 2000, the decrease in the Company's effective tax rate was the result of an increased benefit from the Federal Research and Development Credit due to the recent extension of the credit to June 30, 2004. In 1999, the Company recorded a tax benefit of $4.3 million, which it believed was fully recoverable for income tax purposes based on carryback potential against taxes previously paid. To date, the Company has recovered approximately $3.6 million of that benefit and expects to recover the remainder in subsequent periods.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, and it did not have a material effect on its results of operations or financial position. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the Company's derivative instruments.

Stock Option Exchange

On April 19, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on June 6, 2001. The exchange resulted in the voluntary cancellation by 216 employees of 2,048,850 employee stock options with varying exercise prices in exchange for the same number of replacement options, which were granted on December 11, 2001 ("grant date"). The replacement options had the same terms and conditions as each optionee's cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options had an exercise price equal to the fair market value of the common stock on grant date, which was $17.54, (2) the replacement options were nonstatutory stock options, and (3) the optionee had to be an employee of the Company on the grant date of the replacement options in order to receive replacement options. All employees were eligible to participate in the program.


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

At December 31, 2001, Documentum's principal sources of liquidity consisted of $87.7 million of cash and cash equivalents and short-term investments, compared to $103.1 million at December 31, 2000. The Company's total cash, including long-term investments, totaled $94.3 million at December 31, 2001, compared to $106.2 million at December 31, 2000.

Cash used in operating activities was $12.2 million in 2001 as compared to cash provided by operations of $15.5 million in 2000. This use of funds in operations in 2001 was primarily driven by the Company's net loss for the period, partially offset by non-cash charges related to depreciation, provision for bad debts and investment impairment. The net loss for the year was attributable to a reduction in total license revenue and increased operating expenses.

At December 31, 2001, Documentum had net working capital of $81.9 million, as compared with $105.0 million at December 31, 2000. The working capital decrease was driven primarily by decreases in short-term investments of $20.0 million and accounts receivable of $9.5 million and increases in deferred revenue of $6.0 million and accrued liabilities of $3.8 million, offset by increases in other current assets of $8.9 million and cash and cash equivalents of $4.5 million and a decrease in account payable of $2.7 million.

In addition to its purchases and sales of investments, Documentum's primary investing activities in 2001 consisted of the Bulldog acquisition and purchases of property, plant and equipment. The above activities, combined, represented $1.2 million of cash provided by investing activities in 2001, compared to $17.2 million of cash used in investing activities in 2000.

Additionally, the Company finances its operations through the sale of stock. The Company's primary financing activity in 2001 was the issuance of its common stock. During 2001, the Company received $10,438,000 and $5,587,000 in proceeds from employee option exercises and employee stock purchase plan purchases, respectively. This activity represented substantially all of the Company's $16.0 million provided by financing activities in 2001, as compared to $27.9 million in 2000. The decrease was, in part, due to lower prices for the Company's stock throughout 2001.

On April 15, 1999, the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. During 1999, the Company repurchased and retired 1,393,000 shares of its common stock for approximately $10.1 million.

In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, the Company signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July 2000 and expiring in March 2006. In July 2001, the Company signed an amendment to the existing leases, which provides for the rental of an additional 13,975 square feet of space, beginning July 2001 and expiring in March 2005. The Pleasanton, California space serves as the Company's headquarters and contains the principal administrative, engineering, marketing, and sales facilities. The Company has made and will continue to make capital purchases related to leasehold improvements and office furniture for new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

In August 2001, the Company entered into a capital lease arrangement for the rental of computer equipment in the amount of $108,000. The lease agreement requires quarterly principal and interest payments in the amount of $12,000. The lease has an interest rate of 5.77% and has a maturity date of December 2003. As of December 31, 2001, the Company has made payments in the amount of $19,000 related to this lease and has recorded the current portion of this capital lease obligation in the amount of $45,000. Also, in connection with the acquisition of select assets of Bulldog, Inc., the Company acquired capital assets under capital leases totaling $32,000. Under the acquired leases no payments were made as of December 31, 2001. See Note 3 of the Notes to the Consolidated Financial Statements for a description of the Bulldog acquisition.

The following summarizes Documentum's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                               Payments due by Period
                                                        --------------------------------------------------------------
(in thousands)                                                     LESS THAN
CONTRACTUAL CASH OBLIGATIONS                             TOTAL      1 YEAR       2-3 YEARS    4-5 YEARS  AFTER 5 YEARS
                                                        -------    ---------     ---------    ---------  -------------

Unconditional purchase obligations                      $ 1,038      $   519      $   519      $    --      $    --
Capital lease obligations                                   125           77           48           --           --
Non-cancelable operating lease obligations               48,838        9,824       18,965        9,482       10,567
Long-term liabilities related to excess facilities          119                       119
                                                        -------      -------      -------      -------      -------
TOTAL CONTRACTUAL CASH OBLIGATIONS                      $50,120      $10,420      $19,651      $ 9,482      $10,567
                                                        =======      =======      =======      =======      =======

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to global economies and markets. The Company believes that its existing cash, cash equivalents and short-term investment balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital at the end of such period. Even if our cash is sufficient to fund our needs, we may elect to sell additional equity or debt securities, or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution to our stockholders. However, we cannot assure that additional financing, if needed, will be available on favorable terms, if at all. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company periodically evaluates, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Risk Factors -- Risks Associated with Acquisitions".


NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities", and it did not have a material effect on its results of operations or financial position. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the Company's derivative instruments.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. The Company had no recorded goodwill or intangibles prior to June 30, 2001. Goodwill and intangibles recorded after that date will be reviewed for impairment annually (or more frequently if impairment indicators arise) as required by SFAS No. 142.

In July 2001, the FASB's Emerging Issues Task Force (EITF) reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending March 31, 2002, and comparative financial statements are required to be reclassified to comply with the new pronouncement. The Company is still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on its results of operations.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability measured at fair value. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires an entity to capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires the long-lived assets to be disposed of to be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The statement establishes a single accounting model based on the framework established by SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company had no asset impairments or significant disposals.

In November 2001, the staff of the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. The Company will adopt the policies outlined in the announcement beginning in the quarter ending March 31, 2002. Historically, reimbursements received for out-of-pocket expenses have been netted against the related expenses in the accompanying consolidated statements of operations. Adoption of the announcement will have no impact on the Company's gross margin or net income but will increase our services revenue and cost of services revenue.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK -- INTEREST RATE RISK

As of December 31, 2001, the Company's investment portfolio includes $10.2 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $29.0 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk.

In addition, the Company's investment portfolio includes $6.6 million of long-term investments bearing stated interest rates and are therefore subject to no interest rate risk.

An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

The following table details the Company's short-term investments at December 31, 2001:

(in thousands)

U.S. government agencies                $17,003
Corporate bonds and notes                10,162
Medium term notes                         7,098
Commercial paper                          4,979
                                        -------
                                        $39,242
                                        =======

FOREIGN EXCHANGE RISK

The Company's revenue originating outside the United States was 30% of total revenue in 2001 and 2000 and 33% of total revenue in 1999. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

The Company's exposure to foreign exchange rate fluctuations arise in part from intercompany accounts, which are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

In 2001, the Company initiated a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging significant intercompany balances. The Company currently uses one multinational bank for substantially all of these contracts. In general, these forward foreign exchange contracts have terms of one to nine months. Gains and losses on the settled contracts are included in "Interest and other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized.

At December 31, 2001, the Company had one outstanding forward foreign exchange contract of $1.1 million to hedge Euro exposure. This contract was scheduled to mature within three months. Neither the cost nor the fair value of this remaining forward foreign exchange contract was material at December 31, 2001. The Company recorded net losses from settled contracts and underlying foreign currency exposures of approximately $0.1 million in 2001.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(i) On March 14, 2002, Arthur Andersen LLP was terminated as the independent public accountants of Documentum, Inc. (the "Company"). Effective March 14, 2002, the Company appointed KPMG LLP as its independent public accountants.

(ii) The report of Arthur Andersen LLP on the financial statements of the Company for the years ended December 31, 1999, 2000 and 2001 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The termination of Arthur Andersen LLP as independent public accountants of the Company was approved by the Company's audit committee.

(iv) For the years ending December 31, 1999, 2000 and 2001 and through March 14, 2002, the Company had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, with disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of the disagreement in its report on the financial statements of the Company for such years.

(v) For the years ending December 31, 1999, 2000 and 2001, the Company has had no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K).

(vi) The Company has provided Arthur Andersen LLP with a copy of the foregoing disclosures and requested that Arthur Andersen LLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in subsection (i), (ii), (iv) and (v) above. A copy of Arthur Andersen's letter, dated March 20, 2002, was filed as Exhibit 16.1 to our Report on Form 8-K , filed March 20, 2002.

(vii) During the year ended December 31, 2001, and subsequent interim period through March 14, 2002, the Company did not consult with KPMG LLP regarding application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(I) and (ii) of Regulation S-K.

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

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

                                                                              PAGE NUMBER
                                                                              -----------
        1. Consolidated Financial Statements

           Reports of Independent Public Accountants..........................     F-1

           Consolidated Balance Sheet as of December 31, 2001 and 2000........     F-2

           Consolidated Statement of Operations for the three years ended
           December 31, 2001..................................................     F-3

           Consolidated Statement of Stockholders' Equity for the three years
           ended December 31, 2001............................................     F-4

           Consolidated Statement of Cash Flow for the three years ended
           December 31, 2001..................................................     F-5

           Notes to Consolidated Financial Statements.........................     F-6

        2. Financial Statement Schedules for the three years ended December
           31, 2001

           Schedule II, Valuation and Qualifying Accounts Schedule............     F-24

           All schedules not listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

        3. Exhibits: See accompanying Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by
           reference as part of this Form.....................................     F-25

(b) Reports on Form 8-K

    On December 14, 2001, the Registrant filed a report on Form 8-K relating to the Registrant's acquisition of select assets of Bulldog, Inc.

    On March 20, 2002, the Registrant filed a report on Form 8-K relating to the Registrant's termination of Arthur Andersen LLP and appointment of KPMG LLP as independent accountants.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.



                                       DOCUMENTUM, INC.



                                       By: /s/ David DeWalt
                                           -------------------------------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                       By: /s/ Bob L. Corey
                                           -------------------------------------
                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                           FINANCIAL OFFICER


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, David DeWalt and Bob L. Corey, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any way and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2002.


            Signature                                      Title
            ---------                                      -----
         /s/ David DeWalt                President and Chief Executive Officer
-----------------------------------      (Principal Executive Officer)
           DAVID DEWALT


      /s/ Jeffrey A. Miller              Chairman of the Board
-----------------------------------
        JEFFREY A. MILLER


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


          /s/ Gary Banks                 Director
-----------------------------------
            GARY BANKS


      /s/ Geoffrey A. Moore              Director
-----------------------------------
        GEOFFREY A. MOORE


          /s/ John Hamm                  Director
-----------------------------------
            JOHN HAMM

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders of Documentum, Inc.:

We have audited the accompanying consolidated balance sheet of Documentum, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flow for the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Documentum, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

San Jose, California
January 23, 2002

                                DOCUMENTUM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                          December 31,
                                                                    -----------------------
(in thousands, except per share data)                                  2001          2000
                                                                    ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  48,420     $  43,918
  Short-term investments                                               39,242        59,217
  Accounts receivable, net of allowances of $3,542
     and $2,535, respectively                                          45,811        55,306
  Other current assets                                                 24,664        15,770
                                                                    ---------     ---------
   Total current assets                                               158,137       174,211

Property and equipment, net                                            34,135        35,667
Long-term investments                                                   6,589         3,025
Goodwill and purchased intangibles                                     10,066            --
Other assets                                                            6,963         5,557
                                                                    ---------     ---------
                                                                    $ 215,890     $ 218,460
                                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   3,056     $   5,751
  Accrued liabilities                                                  46,052        42,281
  Deferred revenue                                                     27,088        21,073
  Current portion of capital lease obligation                              77            65
                                                                    ---------     ---------
   Total current liabilities                                           76,273        69,170
                                                                    ---------     ---------
Other long-term liabilities                                               686            --
                                                                    ---------     ---------

Commitments and contingencies (Note 11)
Stockholders' equity:

  Preferred stock, $0.001 par value; 5,000 shares authorized;
   none issued and outstanding                                             --            --
  Common stock, $0.001 par value; 100,000 shares authorized;
   38,979 and 36,847 shares issued and outstanding, respectively           39            37
  Additional paid-in capital                                          196,874       168,733
  Accumulated other comprehensive loss                                   (911)         (702)
  Accumulated deficit                                                 (57,071)      (18,778)
                                                                    ---------     ---------
   Total stockholders' equity                                         138,931       149,290
                                                                    ---------     ---------
                                                                    $ 215,890     $ 218,460
                                                                    =========     =========


          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   Year Ended December 31,
                                                            ------------------------------------
(in thousands, except per share data)                          2001          2000         1999
                                                            ---------     ---------    ---------
Revenue:
  License                                                   $  86,833     $ 117,861    $  72,007
  Service                                                      98,879        79,726       55,957
                                                            ---------     ---------    ---------
   Total revenue                                              185,712       197,587      127,964
                                                            ---------     ---------    ---------

Cost of revenue:
  License                                                       6,429         7,738        5,497
  Service                                                      49,651        38,605       32,118
                                                            ---------     ---------    ---------
   Total cost of revenue                                       56,080        46,343       37,615
                                                            ---------     ---------    ---------

Gross profit                                                  129,632       151,244       90,349
                                                            ---------     ---------    ---------

Operating expenses:
  Sales and marketing                                         100,564        84,098       61,486
  Research and development                                     34,720        35,340       25,832
  General and administrative                                   25,158        23,784       19,549
  Restructuring costs                                           6,271            --           --
                                                            ---------     ---------    ---------
   Total operating expenses                                   166,713       143,222      106,867
                                                            ---------     ---------    ---------

Income (loss) from operations                                 (37,081)        8,022      (16,518)
Interest and other income, net                                  3,580         5,021        3,773
Impairment of investment                                       (2,012)           --           --
Income (loss) before income tax provision (benefit)           (35,513)       13,043      (12,745)
Provision for (benefit from) income taxes                       2,780         4,304       (4,333)
                                                            ---------     ---------    ---------
Net income (loss)                                           $ (38,293)    $   8,739    $  (8,412)
                                                            =========     =========    =========
Basic earnings (loss) per share                             $   (1.01)    $    0.25    $   (0.25)
                                                            =========     =========    =========
Diluted earnings (loss) per share                           $   (1.01)    $    0.22    $   (0.25)
                                                            =========     =========    =========
Shares used to compute basic earnings (loss) per share         37,934        35,584       33,382
                                                               ======        ======       ======
Shares used to compute diluted earnings (loss) per share       37,934        39,654       33,382
                                                               ======        ======       ======


          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                        Accumulated
                                         Common Stock       Additional      Other                     Total
                                       ----------------      Paid-in    Comprehensive Accumulated  Stockholders' Comprehensive
(in thousands)                         Shares    Amount      Capital    Income (Loss)   Deficit        Equity    Income (Loss)
                                       ------    ------     ---------   ------------- -----------   ------------ -------------
Balance as of December 31, 1998        33,414     $  17     $ 135,849       $  52       $(19,105)    $ 116,813     $(23,480)
                                                                                                                   ========
Repurchases of common stock            (1,392)       (1)      (10,062)         --             --       (10,063)
Common stock options exercised          1,294         1         9,173          --             --         9,174
Employee stock purchase plan              352         0         2,782          --             --         2,782
Tax benefit-stock option exercises         --        --           638          --             --           638
Foreign currency translation
  adjustment                               --        --            --        (119)            --          (119)    $   (119)
Other                                      12        --           166          --             --           166
Net loss                                   --        --            --          --         (8,412)       (8,412)      (8,412)
                                       ------     -----     ---------       -----       --------     ---------     --------

Balance as of December 31, 1999        33,680        17       138,546         (67)       (27,517)      110,979     $ (8,531)
                                                                                                                   ========
Common stock options exercised          2,631         2        24,407          --             --        24,409
Employee stock purchase plan              546        --         3,774          --             --         3,774
Stock split                                --        18           (18)                                       0
Tax benefit-stock option exercises         --        --         2,019                         --         2,019
Foreign currency translation               --
  adjustment                               --        --            --        (635)            --          (635)    $   (635)
Other                                     (10)       --             5          --             --             5
Net income                                 --        --            --          --          8,739         8,739        8,739
                                       ------     -----     ---------       -----       --------     ---------     --------

Balance as of December 31, 2000        36,847        37       168,733        (702)       (18,778)      149,290     $  8,104
                                                                                                                   ========
Common stock options exercised          1,093         1        10,437          --             --        10,438
Employee stock purchase plan              643         1         5,586          --             --         5,587
Stock issued for acquisition              396        --         7,782          --             --         7,782
Tax benefit-stock option exercises         --        --         4,336                         --         4,336
Foreign currency translation               --
  adjustment                               --        --            --        (449)            --          (449)    $   (449)
Unrealized gain on available for
  sale investments                                                            240                          240     $    240
Net loss                                   --        --            --          --        (38,293)      (38,293)     (38,293)
                                       ------     -----     ---------       -----       --------     ---------     --------

Balance as of December 31, 2001        38,979     $  39     $ 196,874       $(911)      $(57,071)    $ 138,931     $(38,502)
                                       ======     =====     =========       =====       ========     =========     ========


          See accompanying notes to consolidated financial statements.

                                DOCUMENTUM, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW


                                                                      Year Ended December 31,
                                                               -------------------------------------
(in thousands)                                                    2001          2000          1999
                                                               ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                            $ (38,293)    $   8,739     $  (8,412)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Loss (gain) on sale of fixed assets                              16           559          (143)
     Non cash compensation                                            66            --            --
     Depreciation and amortization                                14,428        10,997         8,330
     Provision for doubtful accounts                               2,489         2,408           891
     Tax benefit from exercise of stock options                    4,336         2,019           638
     In process research and development write-off                   100            --            --
     Deferred tax asset                                           (3,722)         (329)       (3,297)
     Impairment of investment                                      2,012            --            --
     Changes in assets and liabilities:
      Accounts receivable                                          7,803       (22,072)      (10,206)
      Other assets                                                (5,830)        1,787        (3,490)
      Accounts payable                                            (2,695)          106         2,469
      Accrued liabilities                                          1,089         8,498         7,498
      Deferred revenue                                             6,015         2,783         8,368
                                                               ---------     ---------     ---------
        Net cash provided by (used in) operating activities      (12,186)       15,495         2,646
                                                               ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of short-term investments                           (215,094)     (262,204)      (84,118)
  Sales of short-term investments                                235,309       267,245       104,064
  Purchases of property and equipment                            (11,732)      (19,188)      (22,328)
  Cash used in acquisition of business                            (1,717)           --            --
  Purchase of long-term investments                               (5,575)       (3,024)           --
                                                               ---------     ---------     ---------
        Net cash provided by (used in) investing activities        1,191       (17,171)       (2,382)
                                                               ---------     ---------     ---------
Cash flows from financing activities:
  Issuance of common stock                                        16,025        28,181        12,122
  Repurchases of common stock                                         --            --       (10,063)
  Payments on capital lease obligations                              (79)         (238)         (158)
                                                               ---------     ---------     ---------
        Net cash provided by financing activities                 15,946        27,943         1,901
                                                               ---------     ---------     ---------
Effect of exchange rate changes on cash                             (449)         (635)         (119)
                                                               ---------     ---------     ---------
Net increase in cash and cash equivalents                          4,502        25,632         2,046
Cash and cash equivalents at beginning of year                    43,918        18,286        16,240
                                                               ---------     ---------     ---------
Cash and cash equivalents at end of year                       $  48,420     $  43,918     $  18,286
                                                               =========     =========     =========
Supplemental schedule of cash flow information:
  Interest paid                                                $      34     $      12     $      69
  Income tax (refund) paid                                        (1,786)    $  (1,592)    $     500
 Assets acquired through capital leases                              108            --           463


           See accompanying notes to consolidated financial statements

                                DOCUMENTUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--DESCRIPTION OF THE COMPANY:

Documentum, Inc. ("Documentum" or the "Company") was incorporated in the state of Delaware in January 1990. Documentum provides enterprise content management
(ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content - documents, Web pages, XML files, and rich media - in one common content platform and repository. Documentum's platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities, while maintaining brand and user experience.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Documentum International, Inc., Relevance Technologies, Inc. ("Relevance") and Documentum Canada Holdings, Inc. in the United States, Nihon Documentum KK, in Japan, Documentum Software Europe Ltd., in the United Kingdom, Documentum GmbH, in Germany, Documentum FSC and Documentum Holdings, Ltd. in Barbados, Documentum PTE, Ltd. in Singapore, Documentum Ireland Holdings, Ltd. In Ireland, Documentum SARL in France and Documentum Canada Company in Nova Scotia, Canada. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

The Company's revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and education services. Revenue from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. The Company recognizes revenue on transactions with payment terms beyond its normal due date to the extent such payments are due within twelve months from contract execution date and to the extent the Company has a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions. License revenue from resellers or distributors is recognized when product is sold through to the end user and such sell through is reported to the Company. Revenue from annual maintenance and support agreements are deferred and recognized ratably over the term of the contract. Revenue from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" and SAB No. 101 "Revenue Recognition in Financial Statements".

Deferred revenue

Deferred revenue primarily relates to support agreements that have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the next twelve months. Amounts billed or payments received in advance of revenue recognition for license fees are recorded as deferred revenue.

                                DOCUMENTUM, INC.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Derivative Instruments, Hedging Activities and Foreign Currency

The Company considers the U.S. dollar to be its functional currency for certain of its international operations and the local currency for all others. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the actual current exchange rates prevailing at the time of each transaction. Gains and losses from translation are included in "Accumulated other comprehensive loss." Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included in "Interest and other income, net."

The Company uses foreign currency forward contracts to hedge foreign currency receivables and payables. The principal currencies hedged were the British Pound and Euro over periods ranging from one to nine months. Forward contracts were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts that were effective as a hedge were included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts was recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income (loss) are not material for any period presented. Forward contracts to hedge foreign currency transaction exposure of $1.1 million were outstanding at December 31, 2001. The estimated fair value of these forward contracts at December 31, 2001 was remeasured based on quoted market prices and the effect of this remeasurment on the results of operations was immaterial.

Valuation of long-lived and intangible assets and goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

    - significant underperformance relative to expected historical or projected future operating results;

    - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

    -   significant negative industry or economic trends;

    -   significant decline in our stock price for a sustained period; and

    -   our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from two to five years.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company deposits substantially all of its cash with a single financial institution.

The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses. At December 31, 2001 and 2000 no one customer comprised 10% or more of accounts receivable.

                                DOCUMENTUM, INC.

Investments

The Company considers all highly liquid debt instruments, including commercial paper, euro time deposits, repurchase agreements and certificates of deposit with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with original maturities greater than one year are classified as long-term investments.

In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment securities are designated as available-for-sale and are stated at fair value, with the unrealized gains and losses reported as a component of stockholders' equity until realized.

 The following table details the Company's short-term investments at December 31, 2001 and 2000:


(in thousands)                                           2001              2000
                                                       -------           -------
U.S. government agencies                               $17,003           $13,017
Corporate bonds and notes                               10,162            26,055
Medium term notes                                        7,098             8,918
Commercial paper                                         4,979             9,440
Municipal Bonds                                             --             1,787
                                                       -------           -------
                                                        39,242            59,217
                                                       -------           -------

In addition the Company's investment portfolio included $6.6 million and $3.0 million of long-term investments at December 31, 2001 and 2000, respectively. The long-term investments at December 31, 2001 comprised of corporate and U.S. government agency debt instruments with maturity dates ranging from January to November of 2003.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company's cash and cash equivalents and investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense.

                                                    Year ended December 31,
                                                --------------------------------
(in thousands)                                    2001         2000        1999
                                                -------      -------      ------
Interest income                                 $ 4,484      $ 5,124      $3,773
Gain (loss) on foreign exchange, net               (778)          26          --
Interest and other expense, net                    (126)        (129)         --
                                                -------      -------      ------
Total interest and other income, net            $ 3,580      $ 5,021      $3,773
                                                =======      =======      ======

To date, the Company's international sales have been generally denominated in U.S. dollars. However, when denominated in a foreign currency the Company has engaged in hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the estimated useful life or the life of the lease, whichever is shorter. Depreciation and amortization

                                DOCUMENTUM, INC.

expense was $14,428,000, $10,997,000 and $8,330,000 for the years ending
December 31, 2001, 2000 and 1999, respectively.

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

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

In accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), certain costs of computer software developed or obtained for internal use have been capitalized in connection with the implementation of the software. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. The Company has capitalized costs in the amount of $1.2 million, $3.4 million, and $1.3 million for the fiscal years ended December 31, 2001, 2000, and 1999, respectively.

Advertising

The Company expenses the production costs of advertising as incurred. Advertising expense was approximately $641,000, $2,314,000 and $257,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in sales and marketing expense in the accompanying Consolidated Statements of Operations

Equity-based compensation plans

In accordance with the provisions of SFAS No. 123, the Company has elected to continue to measure compensation costs for its plans using the intrinsic value method of accounting for stock options issued to employees, in accordance with Accounting Principles Board Opinion No. 25. However, as required by SFAS No. 123, pro forma disclosures of net income and earnings per share are reflected in the notes to the financial statements (see Note 10) as if the fair value based method of accounting was adopted.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders' equity, including foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable investments.

Reclassifications

Certain prior period balances have been reclassified to conform to current year's presentation.

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities", and it did not have a material effect on its results of operations or financial position. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting.

                                DOCUMENTUM, INC.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. The Company had no recorded goodwill or intangibles prior to June 30, 2001. Goodwill and intangibles recorded after that date will be reviewed for impairment annually (or more frequently if impairment indicators arise) as required by SFAS No. 142.

In July 2001, the FASB's Emerging Issues Task Force (EITF) reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending March 31, 2002, and comparative financial statements are required to be reclassified to comply with the new pronouncement. The Company is still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on its results of operations.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability measured at fair value. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires an entity to capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.". SFAS No. 144 requires the long-lived assets to be disposed of to be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The statement establishes a single accounting model based on the framework established by SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company had no asset impairments or significant disposals.

In November 2001, the staff of the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. The Company will adopt the policies outlined in the announcement beginning in the quarter ending March 31, 2002. Historically, reimbursements received for out-of-pocket expenses have been netted against the related expenses in the accompanying consolidated statements of operations. Adoption of the announcement will have no impact on the Company's gross margin or net income but will increase our services revenue and cost of services revenue.


NOTE 3--BUSINESS ACQUISITIONS:

                                DOCUMENTUM, INC.

On December 5, 2001, the Company acquired select assets of Bulldog, Inc., a privately-held company, in exchange for consideration totaling approximately $10.2 million, including 395,570 shares of common stock valued at $7.7 million (calculated at $19.51 per share using a five day look-back average from the date of acquisition), cash of $2.0 million, and $0.5 million in acquisition related costs. The acquisition was accounted for using the purchase method of accounting on the date of the acquisition. The acquisition excludes the effect of up to 26,371 additional shares of common stock whose issuance is contingent on achievement of certain operational targets relating to the acquired business. Upon issuance of the additional shares, the Company will adjust the acquired goodwill recorded in connection with the purchase price allocation. Bulldog was a provider of digital asset management software solutions allowing companies to store, browse, manage and distribute various digital media content including video, audio, image or text documents. The Company recorded $0.1 million as a charge related to the write-off of purchased in process research and development recorded within the Research and Development line item of the accompanying consolidated statement of operations. In connection with the purchase, the Company acquired goodwill of $7.4 million and various other intangibles totaling $2.7 million. Intangible assets primarily relate to the value of the existing technology, non-compete agreements, a Sony relationship, other in place customer contracts and trademarks. The cost of the acquired technology, non-compete agreements, Sony relationship, and other in place contracts is amortized on a straight-line basis over the estimated useful lives of five years, three years, two years and three years, respectively. The goodwill of $7.4 million and intangible assets of $0.1 million are not subject to amortization. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the assets will be reviewed for impairment annually and written down and charged to results of operations only in the period in which the recorded goodwill and intangible is more than its fair value. The goodwill and intangible asset will be reviewed for impairment annually (or more frequently if impairment indicators arise) as required by SFAS No. 142.

The following table summarizes the components of the total purchase price and the estimated allocation (in thousands, except per share amount):

        Cash .......................................................   $  2,000
        Fair value of Documentum common stock (395,570 shares) .....      7,718
        Transaction costs ..........................................        507
                                                                       --------
                Total purchase price ...............................   $ 10,225
                                                                       ========

        Cash .......................................................        283
        Accounts receivable ........................................        797
        Other assets ...............................................        180
        Property, plant, & equipment ...............................      1,040
        Deferred tax asset .........................................        512
        Assumed liabilities ........................................     (2,809)
        Identifiable intangibles ...................................      2,675
        Write off of in-process research and development ...........        100
        Goodwill ...................................................      7,447
                                                                       --------
                Net assets acquired ................................   $ 10,225
                                                                       ========

The following are unaudited pro forma combined results of operations and earnings (loss) per share of the Company and Bulldog on the basis that the acquisition had taken place at the beginning of each fiscal year presented:

                                DOCUMENTUM, INC.

NOTE 4--BALANCE SHEET COMPONENTS: (IN THOUSANDS)

                                 Year ended December 31,
                                -------------------------
                                   2001            2000
                                ---------       ---------
        Total Revenue           $ 191,316       $ 205,216
        Net loss                  (51,562)           (594)
        Net loss per share          (1.35)          (0.02)

                                                                December 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
Other current assets:
           Short-term deferred tax asset                  $ 11,190       $  6,411
           Prepaid royalties                                 4,226          2,871
           Miscellaneous other current assets                9,248          6,488
                                                          --------       --------
                                                          $ 24,664       $ 15,770
                                                          ========       ========

                                                                December 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
Property and equipment:
           Computer equipment and software                $ 52,424       $ 39,461
           Office equipment                                  3,220          2,549
           Furniture and fixtures                            5,513          5,089
           Capital lease assets                                621            484
           Leasehold improvements and other                 15,729         17,396
                                                          --------       --------
                                                            77,507         64,979
           Accumulated depreciation and amortization       (43,372)       (29,312)
                                                          --------       --------
                                                          $ 34,135       $ 35,667
                                                          ========       ========

                                                                December 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
Accrued liabilities:
           Compensation & related benefits                $ 21,385       $ 22,857
           Royalties                                         5,316          4,412
           Taxes payable                                     4,423          4,013
           Other current liabilities                        14,928         10,999
                                                          --------       --------
                                                          $ 46,052       $ 42,281
                                                          ========       ========


NOTE 5-- RESTRUCTURING CHARGES:

In the second quarter of fiscal 2001, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 124 employees and cancellation of outstanding accepted offers of employment, of which approximately 86% were based in the United States and the remainder were based in Europe.

In the fourth quarter of fiscal 2001, in connection with management's plan to further reduce the Company's expense structure and improve operating efficiencies, the Company recorded a restructuring charge of $2.5 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 83 employees, of which approximately 80% were based in the United States and the remainder were based in Europe.

                                DOCUMENTUM, INC.

The Company's restructuring charge in the quarter ended June 30, 2001 included an accrual to be used to offset future rent, net of sublease income that is related to abandoned properties. The Company has worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. However, if the real estate market continues to worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period such determination was made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period such determination was made.

The Company recorded the low end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, "Accounting for Contingencies." Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table sets forth an analysis of the components of the restructuring charge recorded in the second and fourth quarters of fiscal 2001:

                                 Severance
                                    and          Other
Quarter ended                     Benefits      Charges          Total
------------------------        -----------     ---------     -----------
December 31, 2001:
Severance and benefits          $ 2,410,288     $      --     $ 2,410,288
Other                                    --        43,362          43,362
                                -----------     ---------     -----------
Total December 31, 2001         $ 2,410,288     $  43,362     $ 2,453,650
                                ===========     =========     ===========

June 30, 2001:
Severance and benefits          $ 3,359,837     $      --     $ 3,359,837
Accrued lease costs                      --       355,728         355,728
Other                                    --       101,863         101,863
                                -----------     ---------     -----------
Total June 30, 2001             $ 3,359,837     $ 457,591     $ 3,817,428
                                ===========     =========     ===========

The following table sets forth the Company's restructuring reserves as of December 31, 2001:

                                 Severance
                                    and          Other
Restructuring reserves            Benefits      Charges          Total
------------------------        -----------     ---------     -----------
Restructuring charges           $ 5,770,125     $ 500,953     $ 6,271,078
Cash paid                        (4,826,681)     (248,024)     (5,074,705)
                                -----------     ---------     -----------
Balance at December 31, 2001    $   943,444     $ 252,929     $ 1,196,373
                                ===========     =========     ===========

The Company's remaining reserve balance of $1.2 million consists of $1.1 million of current liabilities to be paid out during fiscal 2002, and $0.1 million of long-term liabilities related to excess facilities primarily with non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal
2005).

                                DOCUMENTUM, INC.

NOTE 6-- INVESTMENT IMPAIRMENT:

The Company regularly evaluates the recoverability of long-term investments and other long-lived assets by measuring the carrying amount of the assets against the estimated future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are deemed to be impaired and adjusted to their fair value. During the second quarter of fiscal 2001, the Company recorded an impairment loss of $2.0 million relating to an other-than temporary decline in the fair value of its private equity investment. This impairment reflected a fair value of zero as the investee had fallen behind in all of its key financial metrics and had limited working capital. The Company does not expect to recover any portion of its investment.


NOTE 7-- CAPITAL LEASE OBLIGATION:

In August 2001, the Company entered into a capital lease arrangement for the rental of computer equipment in the amount of $108,000. The lease agreement requires quarterly principal and interest payments in the amount of $12,000. The lease has an interest rate of 5.77% and has a maturity date of December 2003. The Company will make payments totaling $45,000 and $48,000 in 2002 and 2003, respectively, of which $88,000 represents the principal portion of the debt and $5,000 represents the interest portion. Also, in connection with the acquisition of select assets of Bulldog, Inc., the Company acquired capital assets under capital leases totaling $32,000. As of December 31, 2001 no payments were made under these leases. See Note 3 for a description of the Bulldog acquisition.


NOTE 8--STOCKHOLDERS' EQUITY:

Stock Dividend

On October 18, 2000, the Board of Directors approved a stock dividend that entitled each stockholder of record at the close of business on November 1, 2000 to receive one additional share of common stock for every share of the Company's common stock held on that date. Shares resulting from the dividend were distributed by the transfer agent on or about November 13, 2000. The Company's stock reflected the completion of the stock dividend at the opening of the Nasdaq trading session on November 14, 2000. All share and per share amounts have been adjusted retroactively to reflect the dividend.

Stock Repurchase

On April 15, 1999, the Board of Directors approved the repurchase of up to $20 million of the Company's common stock on the open market or in private transactions. During 1999, the Company repurchased and retired 1,392,000 shares of common stock for approximately $10.1 million. No shares were repurchased during 2001 and 2000.

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


NOTE 9--BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

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

                                DOCUMENTUM, INC.

The following is a reconciliation of the computation for basic and diluted net income (loss) per share:

                                                     Year Ended December 31,
                                                 ---------------------------------
(in thousands, except per share data)              2001         2000        1999
                                                 --------     --------    --------

Net income (loss)                                $(38,293)    $  8,739    $ (8,412)
                                                 ========     ========    ========

Shares calculation

    Weighted average basic shares outstanding      37,934       35,584      33,382
    Dilutive options                                   --        4,070          --
                                                 --------     --------    --------
      Total shares used to compute
      diluted income (loss) per share              37,934       39,654      33,382
                                                 ========     ========    ========

Income (loss) per basic share                    $  (1.01)    $   0.25    $  (0.25)
                                                 ========     ========    ========

Income (loss) per diluted share                  $  (1.01)    $   0.22    $  (0.25)
                                                 ========     ========    ========

Weighted average options to purchase 8,185,676, 636,150 and 6,835,258 shares of common stock at prices ranging from $0.50 to $56.50, $34.86 to $59.38 and $0.16 to $26.72 per share were outstanding as of December 31, 2001, 2000 and 1999, respectively, but were excluded from the computation if either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.


NOTE 10--STOCK OPTION AND BENEFIT PLANS:

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

Options granted under the Plan may be exercisable prior to vesting subject to repurchase of the shares by the Company at the option exercise price paid per share with such repurchase right generally lapsing with respect to 25% after the first year and ratably each month over the remaining thirty-six month period. In 2001, 2000 and 1999, the Company issued 1,092,517, 2,070,000 and 901,886 options under the Plan, respectively.

Non-Employee Directors' Stock Option Plan

In November 1995, the Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to a total of 700,000 nonstatutory stock options to non-employee directors of the Company. All options under this plan have a term of 10 years. Each non-employee director of the Company will automatically be granted a nonstatutory option to purchase 40,000 shares of common stock upon the date on which such person becomes a director. Each non-employee director of the Company is granted an annual option to purchase 15,000 shares of common stock that will be granted on June 30th of each year, provided such person has served continuously as a non-employee director for the past 6 months. Options under the Directors' Plan will be granted at the fair value of the stock and will vest one-third at date of grant and the remaining options will vest in two equal annual installments.

                                DOCUMENTUM, INC.

In 2001, 2000 and 1999, the Company issued 75,000, 140,000, and 100,000 options under the Directors' Plan, respectively.

1996 Non-Officer Equity Incentive Plan

In October 1996, the Board of Directors adopted the 1996 Non-Officer Equity Incentive Plan (the "Incentive Plan") providing for the issuance of either nonstatutory common stock options, stock bonuses or rights to purchase restricted stock to employees and consultants of the Company. This plan explicitly excludes directors and employees serving as officers of the Company. Under the Incentive Plan, a total of 12,570,000 shares have been authorized for issuance.

Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share as determined by the Board of Directors. Options granted under the Incentive Plan are exercisable only upon vesting. All options under this plan have a term of 10 years with vesting periods determined by the Board of Directors.

In 2001, 2000 and 1999, the Company issued 5,528,471, 4,485,350, and 5,045,140 options under the Incentive Plan, respectively.

1996 Relevance Technologies Stock Plan

Upon the acquisition of Relevance Technologies, the Company's Board of Directors adopted Relevance's stock option plan, which was in existence at the time of purchase. The Relevance Plan provides for the issuance of either nonstatutory common stock options, stock bonuses or rights to purchase restricted stock to current employees of the Company who are former employees of Relevance. Relevance stock options outstanding at the time of purchase were converted into options to purchase 73,609 shares of Documentum common stock.

Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share as determined by the Board of Directors. Options granted under the Relevance Plan are exercisable only upon vesting.

At December 31, 2001, 36 shares of restricted stock purchased under the Relevance plan were subject to repurchase by the Company.

A summary of activity under all the plans is as follows:

                                DOCUMENTUM, INC.

                                              OPTIONS OUTSTANDING
                                          --------------------------
                                                            WEIGHTED
                                                            AVERAGE
                                            SHARES       EXERCISE PRICE
                                          ----------     --------------
Outstanding as of December 31, 1998        7,522,230        $ 11.36
  Granted                                  6,047,026        $  8.15
  Exercised                               (1,293,656)       $  7.06
  Canceled                                (2,449,126)       $ 11.15
                                          ----------
Outstanding as of December 31, 1999        9,826,474        $ 10.03
  Granted                                  6,695,350        $ 31.65
  Exercised                               (2,631,144)       $  9.27
  Canceled                                (1,225,917)       $ 15.67
                                          ----------
Outstanding as of December 31, 2000       12,664,763        $ 15.80
                                          ----------
  Granted                                  6,695,988        $ 16.20
  Exercised                               (1,093,061)       $  9.56
  Canceled                                (3,796,585)       $ 30.70
                                          ----------
Outstanding as of December 31, 2001       14,471,105        $ 17.16
                                          ==========

On April 19, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on June 6, 2001. The exchange resulted in the voluntary cancellation by 216 employees of 2,048,850 employee stock options with varying exercise prices in exchange for the same number of replacement options, which were granted on December 11, 2001 ("grant date"). The replacement options had the same terms and conditions as each optionee's cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options had an exercise price equal to the fair market value of the common stock on grant date of $17.54, (2) the replacement options were nonstatutory stock options, and (3) the optionee had to be an employee of the Company on the grant date of the replacement options in order to receive replacement options. All employees were eligible to participate in the program.

At December 31, 2001, options to purchase 6,128,575 shares were vested and 2,127,912 shares were available for future grant under all the plans.

The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                DOCUMENTUM, INC.

                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                           -----------------------------------------   ---------------------------
                                              WEIGHTED
                               NUMBER         AVERAGE      WEIGHTED        NUMBER         WEIGHTED
                           OUTSTANDING AT    REMAINING     AVERAGE     EXERCISABLE AT     AVERAGE
                            DECEMBER 31,    CONTRACTUAL    EXERCISE      DECEMBER 31,     EXERCISE
RANGE OF EXERCISE PRICES         2001       LIFE (YEARS)     PRICE           2001          PRICE
------------------------   --------------   ------------   ---------   ---------------   ---------
     $0.5000 - $7.3125        1,672,798         7.15       $  6.1917      1,509,808      $  6.1006
     $7.4375 - $8.0000          595,748         7.97          7.9501        212,969         7.9170
     $8.0625 -  9.7600        1,688,352         9.37          9.7050         35,794         9.2085
    $ 9.8125 - $11.9200         547,940         8.42         11.4677        142,060        10.9578
    $11.9375 - $12.3125       1,978,143         5.87         12.3069      1,839,426        12.3105
    $12.3200 - $16.8200         976,551         9.41         15.3314         99,269        14.2050
    $17.0000 - $17.5400       2,204,438         9.15         17.5390        570,921        17.5392
    $18.3800 - $24.1875       1,503,797         8.86         21.2305        400,908        23.3369
    $24.4690 - $27.6565       1,928,238         8.34         26.8928        774,810        26.8951
    $28.0000 - $56.5000       1,375,100         8.52         35.4357        542,610        34.8877
                             ----------                                   ---------
    $ 0.5000 - $56.5000      14,471,105         8.24       $ 17.1573      6,128,575      $ 15.6604
                             ----------                                   ---------

Options outstanding and options exercisable above do not include 36 shares of restricted stock that are subject to repurchase by the Company at December 31, 2001.

Employee Stock Purchase Plan

In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 3,289,930 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to a maximum of $25,000 per calendar year, to be used to purchase shares of the common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. During 2001, 2000 and 1999, approximately 643,000, 546,000 and 352,000 common shares were purchased under the Purchase Plan, respectively.

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

                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------
(in thousands, except per share data)       2001           2000           1999
                                          --------       --------       --------
    Net income (loss):
       As reported                        $(38,293)      $  8,739       $ (8,412)
       Pro forma                          $(83,364)      $(31,049)      $(24,677)
    Basic earnings (loss) per share:
       As reported                        $  (1.01)      $   0.25       $  (0.25)
       Pro forma                          $  (2.20)      $  (0.87)      $  (0.74)
    Diluted earnings (loss) per share:
       As reported                        $  (1.01)      $   0.22       $  (0.25)
       Pro forma                          $  (2.20)      $  (0.87)      $  (0.74)

                                DOCUMENTUM, INC.

The fair value of each stock option grant on the date of grant and the fair value of the shares granted under the Purchase Plan were estimated using the Black-Scholes option pricing model with the following assumptions:

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                2001          2000         1999
                                              -------       -------      -------
        Volatility                             110.76%       123.48%       83.99%
        Risk-free interest rate                  4.28%         6.23%        5.63%
        Dividend yield                             --            --           --
        Expected lives (stock options)              4             4            4
        Expected lives (Purchase Plan)            0.5           0.5          0.5
        Weighted average fair value           $ 18.61       $ 34.86      $ 11.52

The pro forma effects on net income for 2001, 2000 and 1999 are not representative of the pro forma effect on net income in future years as the number of future shares to be issued under these plans is unknown.

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

NOTE 11--COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company is obligated under non-cancelable operating leases for office space which expire at various times through 2013. Certain leases for office space provide for scheduled rent increases and contain options for additional space. Rent expense is recognized ratably over the lease term. Future minimum lease commitments under these leases are as follows:

         (in thousands)
         Year ending December 31,
         2002                                                    $ 9,824
         2003                                                      9,578
         2004                                                      9,387
         2005                                                      6,368
         2006                                                      3,114
         Thereafter                                               10,567
                                                                 --------
                                                                 $48,838
                                                                 =======

Total rent expense was approximately $9,239,400, $7,766,000 and $5,628,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Matters

The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse affect

                                DOCUMENTUM, INC.

on the financial position, results of operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

NOTE 12--INCOME TAXES:

The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                              Year Ended December 31,
                                    -------------------------------------------
(in thousands)                        2001              2000              1999
                                    -------           -------           -------
Current:
     Federal                        $ 3,550           $ 1,545           $(3,064)
     State                              427               428               252
     Foreign                          2,525             2,699             1,569
                                    -------           -------           -------
                                      6,502             4,672            (1,243)
                                    -------           -------           -------

Deferred:
     Federal                         (2,954)             (175)           (1,984)
     State                             (768)             (193)           (1,106)
                                    -------           -------           -------
                                     (3,722)             (368)           (3,090)
                                    -------           -------           -------
                                    $ 2,780           $ 4,304           $(4,333)
                                    =======           =======           =======

The components of income (loss) before provision for (benefit from) income taxes are as follows:

                                                                           Year Ended December 31,
                                                                    --------------------------------------
(in thousands)                                                        2001           2000           1999
                                                                    --------       --------       --------
Domestic income (loss)                                              $    843       $  6,312       $(16,063)
Foreign income (loss)                                                (36,356)         6,731          3,318
                                                                    --------       --------       --------
Income (loss) before provision for (benefit from) income taxes      $(35,513)      $ 13,043       $(12,745)
                                                                    ========       ========       ========

The tax provision (benefit) is reconciled to the amount computed using the federal statutory rate as follows:

                                                                           Year Ended December 31,
                                                                    --------------------------------------
(in thousands)                                                        2001           2000           1999
                                                                    --------       --------       --------
Federal statutory tax provision (benefit)                           $(12,430)      $  4,565       $ (4,461)
State taxes, net of federal benefit                                     (516)            85           (855)
Change in valuation allowance                                            704             --            416
Foreign taxes - rate differential/unbenefited taxes                  15,286            666            649
Tax exempt interest                                                       --           (312)          (591)
Other                                                                   (264)          (700)           509
                                                                    --------       --------       --------
                                                                    $  2,780       $  4,304       $ (4,333)
                                                                    ========       ========       ========

                                DOCUMENTUM, INC.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. The net valuation allowance increased by $2,797,000 in 2001. The increase is primarily attributable to net operating loss carryforwards and tax credit carryforwards resulting from the tax benefit associated with employee stock plans. The majority of the valuation allowance, if realizable, will be credited to additional paid-in capital and will not be available to offset future provision for income taxes. The significant components of the Company's deferred tax assets are $10,805,000 and $6,411,000 in other current assets as of December 31, 2001 and 2000, respectively, and $1,562,000 and $2,234,000 in other assets as of December 31, 2001 and 2000, respectively, and detailed as follows:

                                                   Year Ended December 31,
                                                   -----------------------
(in thousands)                                        2001         2000
                                                    --------     --------
Deferred tax assets:
     Reserves and accruals                          $  9,440     $  5,014
     Tax credit &  loss carryforwards                 30,929       28,108
                                                    --------     --------
         Total deferred assets                        40,369       33,122
Deferred tax liability:
        Non-deductible intangibles                      (728)          --

Valuation allowance - provision for income taxes      (1,120)        (416)
Valuation allowance -- equity                        (26,154)     (24,061)
                                                    --------     --------
           Total net deferred tax assets            $ 12,367     $  8,645
                                                    ========     ========

The remaining federal net operating loss carryforwards of $65,038,000 will expire beginning in the year 2019 and federal tax credit carryforwards of $2,504,000 will expire beginning in the year 2012. The remaining state net operating loss carry forwards of $63,908,000 will expire beginning 2002 and state tax credit carry forwards of $1,614,000 will carry forward indefinitely.


NOTE 13--SEGMENT INFORMATION

The Company's management considers its business activities to be focused on the license of its products and related services to customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in these two segments. The Company does not track operating results by segment below the gross profit line nor does the Company track long-lived assets by segment.

Internationally, the Company markets and supports its products and services primarily through its subsidiaries and various distributors. Service revenue consists of customer maintenance and consulting and education services. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled. In 2001, 2000 and 1999, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a breakdown of revenue and long-lived assets by geographic region for years ended December 31, 2001, 2000 and 1999:

                                DOCUMENTUM, INC.

For the year ended December 31, 2001

                            License       Service         Total        Long-Lived
(in thousands)              Revenue       Revenue        Revenue         Assets
                           --------       --------       --------      ----------
North America              $ 48,784       $ 81,791       $130,575       $ 30,487
Europe                       32,131         16,323         48,454          2,789
Asia/Pacific                  5,484            765          6,249            859
Other                           434             --            434             --
                           --------       --------       --------       --------
Total                      $ 86,833       $ 98,879       $185,712       $ 34,135
                           ========       ========       ========       ========


For the year ended December 31, 2000

                            License       Service         Total        Long-Lived
(in thousands)              Revenue       Revenue        Revenue         Assets
                           --------       --------       --------      ----------
North America              $ 70,282       $ 67,302       $137,584       $ 31,785
Europe                       41,560         11,920         53,480          2,892
Asia/Pacific                  2,483            504          2,987            990
Other                         3,536             --          3,536             --
                           --------       --------       --------       --------
Total                      $117,861       $ 79,726       $197,587       $ 35,667
                           ========       ========       ========       ========

For the year ended December 31, 1999

                            License       Service         Total        Long-Lived
(in thousands)              Revenue       Revenue        Revenue         Assets
                           --------       --------       --------      ----------
North America              $ 37,906       $ 47,205       $ 85,111       $ 24,462
Europe                       29,363          8,727         38,090          3,351
Asia/Pacific                  3,867             25          3,892            217
Other                           871             --            871             --
                           --------       --------       --------       --------
Total                      $ 72,007       $ 55,957       $127,964       $ 28,030
                           ========       ========       ========       ========


NOTE 14--RELATED PARTY TRANSACTIONS

The Company has distribution agreements with Xerox and its affiliated entities, which provide Xerox or its affiliates with non-exclusive rights to sell the Company's products in specified territories. For the year ended December 31, 1999, the Company recognized license revenue from Xerox and its affiliated entities of $738,000, and incurred expenses primarily for support services provided by Xerox and its affiliated entities of $64,000. As of fiscal year 2000, Xerox had divested all holdings in the Company and is no longer considered a related party.

During 2001, the Company recognized net revenues of approximately $0.5 million on license and service arrangements with The Capital Group. As of December 31, 2001, The Capital Group owned approximately 11% of the Company's Common Stock. The Company's management believes that prices charged by the Company on the arrangements with The Capital Group were comparable to those given to other customers of the Company.

In addition, the Company incurred fees of approximately $25,000 to a non-employee director in return for consulting services.


NOTE 15-- UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

Summarized quarterly supplemental consolidated financial information for 2001 and 2000 is as follows:

                                DOCUMENTUM, INC.

                                                          Quarter ended
(in thousand, except            --------------------------------------------------------------------
per share data; unaudited)      March 31,      June 30,    September 30,   December 31,       Total
                                ---------      --------    -------------   ------------      -------
2001
Total revenues                  $ 45,250       $ 45,617       $ 44,827       $ 50,018        185,712
Gross profit                      30,630         32,115         31,895         34,992        129,632
Operating loss                   (14,599)       (11,967)        (8,319)        (2,196)       (37,081)
Net loss                         (14,749)       (14,111)        (7,808)        (1,625)       (38,293)
Basic loss per share            $  (0.40)      $  (0.37)      $  (0.20)      $  (0.04)         (1.01)
Diluted loss per share          $  (0.40)      $  (0.37)      $  (0.20)      $  (0.04)         (1.01)

2000
Total revenues                  $ 42,172       $ 44,720       $ 51,710       $ 58,985        197,587
Gross profit                      31,809         33,809         39,792         45,834        151,244
Operating income (loss)             (287)           850          2,730          4,729          8,022
Net income                           332          1,518          2,569          4,320          8,739
Basic earnings per share        $   0.01       $   0.04       $   0.08       $   0.12           0.25
Diluted earnings per share      $   0.01       $   0.04       $   0.06       $   0.11           0.22


NOTE 16-- SUBSEQUENT EVENTS

On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for cash consideration totaling approximately $1.3 million. The acquisition will be accounted for using the purchase method of accounting on the date of the acquisition. Boxcar was a provider of standards-based, next-generation technology for content-aggregation and distribution.

                                DOCUMENTUM, INC.


SCHEDULE II

                                Documentum, Inc.

                        Valuation and Qualifying Schedule

                                        Balance at      Additional  Write-Offs
                                       Beginning of     Charges to  and Other       Balance at
       Classification                     Period        Operations  Deductions    End of Period
       --------------                  ------------     ----------  -----------   -------------
  Allowance for doubtful
accounts and other reserves
        year ended:

        31-Dec-99                       $2,496,000       $891,000   ($1,558,000)    $1,829,000
                                        ==========       ========   ===========     ==========

        31-Dec-00                       $1,829,000     $2,408,000   ($1,702,000)    $2,535,000
                                        ==========       ========   ===========     ==========

        31-Dec-01                       $2,535,000     $2,489,000   ($1,482,000)    $3,542,000
                                        ==========       ========   ===========     ==========

                                INDEX TO EXHIBITS



 EXHIBIT
 NUMBER      DESCRIPTION
 -------     -----------
  (6)2.1     Agreement and Plan of Merger and Reorganization, dated as of July
             16, 1998, among Registrant, RTI Acquisition Corporation and
             Relevance Technologies, Inc.
 (10)2.1     Asset Acquisition Agreement, dated as of December 3, 2001, by and between Documentum, Inc. and Bulldog, Inc.
  (1)3.1     Registrant's Amended and Restated Certificate of Incorporation.
  (6)3.2     Registrant's Amendment to Amended and Restated Certificate of
             Incorporation.
  (8)3.3     Registrant's Certificate of Designation of Series A Junior
             Participating Preferred Stock.
  (2)3.4     Registrant's Amended and Restated Bylaws.
  (7)3.5     Registrant's Amendment to Amended and Restated Bylaws.
     4.1     Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.
  (2)4.2     Specimen stock certificate.
  (6)4.3     Registration Rights Agreement, dated July 16, 1998 between the
             Registrant and certain stockholders.
  (8)4.4     Rights Agreement dated as of February 3, 1999 among Registrant and
             BankBoston, N.A.
 (6)10.1     Registrant's 1993 Equity Incentive Plan, as amended.
 (2)10.2     Form of Incentive Stock Option under the Equity Incentive Plan.
 (2)10.3     Form of Nonstatutory Stock Option under the Equity Incentive Plan.
 (2)10.4     Form of Early Exercise Stock Purchase Agreement.
 (7)10.5     Registrant's Employee Stock Purchase Plan, as amended.
 (2)10.6     Registrant's 1995 Non-Employee Directors' Stock Option Plan.
 (2)10.7     Form of Indemnity Agreement between the Registrant and its officers and directors.
 (2)10.8     Industrial Real Estate Lease, dated September 9, 1995, between the
             Registrant and Sunol Center Associates.
 (2)10.9     Letter Agreement, dated July 27, 1993, between the Registrant and
             Jeffrey A. Miller.
(7)10.10     Industrial Real Estate Lease, dated June 22, 1998, between the
             Registrant and Patrician Associates, Inc.
Y(3)10.11    Services Partner Agreement, dated April 1, 1996, between the
             Registrant and Xerox Corporation.
 (6)10.12    Registrant's 1996 Non-Officer Equity Incentive Plan as amended.
 (5)10.13    Lease agreement between Registrant and Britannia Hacienda IV
             Limited Partnership.
 (9)16.1     Letter from Pricewaterhouse Coopers LLP dated September 28, 1999.
(11)16.1     Letter from Arthur Andersen LLP dated March 20, 2002.
  21.1       Subsidiaries of the Registrant.
  23.1       Consent of Independent Public Accountants.
  23.2       Consent of Independent Accountants.
  99.1       Letter to Securities and Exchange Commission dated March 29, 2002.


------------------
 Y   Confidential treatment requested and granted for portions of this exhibit.

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

(6) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (333-59331).
(7) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's current report on Form 8-K dated February 3, 1999.
(9) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999.
(10) Filed as an exhibit to Registrant's current report on Form 8-K dated December 14, 2001.
(11) Filed as an exhibit to Registrant's current report on Form 8-K dated March 20, 2002.