Form 10-Q
period 2002-03-31
DOCUMENTUM INC
filed 2002-05-15
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes  X  No.

     The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 39,541,161 on April 30, 2002.

FORM 10-Q

Index

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001	Page 3

	Condensed Consolidated Statement of Operations for the three months ended March 31, 2002 and 2001	Page 4

	Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2002 and 2001	Page 5

	Notes to Condensed Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 24

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	Page 25

Signature		Page 26

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except par value per share data; unaudited)*

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$52,978	$48,420
Short-term investments	43,096	37,842
Accounts receivable, net	38,346	45,811
Other current assets	26,151	24,664

Total current assets	160,571	156,737
Property and equipment, net	31,933	34,135
Long-term investments	8,083	6,589
Other assets	19,175	18,429

	$219,762	$215,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,805	$3,056
Accrued liabilities	39,477	46,052
Deferred revenue	32,529	27,088
Current portion of capital lease obligation	46	77

Total current liabilities	75,857	76,273

Other long-term liabilities	662	686

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 39,524 and 38,979 shares issued and outstanding, respectively	40	39
Additional paid-in capital	203,277	196,874
Accumulated other comprehensive loss	(1,315)	(911)
Accumulated deficit	(58,759)	(57,071)

Total stockholders’ equity	143,243	138,931

	$219,762	$215,890

*Certain prior year balances have been reclassified to conform to current year’s presentation.

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data; unaudited)*

	Three Months Ended
	March 31,

	2002	2001

Revenue:
License	$25,132	$20,841
Service	25,466	25,000

	50,598	45,841

Cost of revenue:
License	1,749	1,680
Service	12,851	13,531

	14,600	15,211

Gross profit	35,998	30,630

Operating expense:
Sales and marketing	23,765	28,651
Research and development	9,000	9,675
General and administrative	6,088	6,903

Total operating expense	38,853	45,229

Loss from operations	(2,855)	(14,599)
Interest and other income, net	444	1,191

Loss before income taxes	(2,411)	(13,408)
Provision for (benefit from) income taxes	(723)	1,341

Net loss	$(1,688)	$(14,749)

Basic loss per share	$(0.04)	$(0.40)

Diluted loss per share	$(0.04)	$(0.40)

Shares used to compute basic loss per share	39,259	37,327

Shares used to compute diluted loss per share	39,259	37,327

*Certain prior year balances have been reclassified to conform to current year’s presentation.

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(in thousands; unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,688)	$(14,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of fixed assets	72	—
Depreciation and amortization	3,615	3,163
Provision for doubtful accounts	954	1,171
In process research and development charge	25	—
Changes in assets and liabilities:
Accounts receivable	6,511	8,458
Other current assets and other assets	(837)	(784)
Accounts payable	749	(2,235)
Accrued liabilities	(6,879)	(7,616)
Deferred revenue	5,441	8,103

Net cash provided by (used in) operating activities	7,963	(4,489)

Cash flows from investing activities:
Purchases of investments	(39,269)	(15,518)
Sales and maturities of investments	32,281	18,651
Purchases of property and equipment	(1,476)	(2,201)
Cash used in acquisition of business	(1,138)	—

Net cash provided by (used in) investing activities	(9,602)	932

Cash flows from financing activities:
Issuance of common stock	6,404	6,875
Payments on capital lease obligations	(43)	(65)

Net cash provided by financing activities	6,361	6,810

Effect of exchange rate changes on cash	(164)	(627)

Net increase in cash and cash equivalents	4,558	2,626
Cash and cash equivalents at beginning of period	48,420	43,918

Cash and cash equivalents at end of period	$52,978	$46,544

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as described in Notes 6, 7, and 11, have been recorded as necessary to present fairly Documentum’s (the Company’s) consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future period.

Note 2. Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, allowance for bad debts, income taxes, commission expense accrual, and useful lives of intangible assets and property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management’s estimates.

During the quarter ended March 31, 2002, the Company recognized a benefit, net of tax, of approximately $0.5 million to revise the estimate used to determine the accrual for commission expense at December 31, 2001 to the actual expense incurred.

Note 3. Change in Accounting Principles

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the Financial Accounting Standards Board (FASB) staff issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred (Topic D-103).

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, and more frequently upon the occurrence of certain events. The Company’s recorded goodwill and intangible assets at January 1, 2002 related soley to the acquisition of certain assets of Bulldog, Inc., on December 5, 2001. The useful lives assigned to the acquired intangibles at the time of the acquisition was considered appropriate at March 31, 2002. Intangibles not subject to amortization are considered insignificant. Accordingly, the Company has determined that no transitional impairment exists as a result of the full adoption of SFAS No. 142 at March 31, 2002. Goodwill will be tested for impairment annually on August 1. As of March 31, 2002, the Company does not have any goodwill that it considers impaired.

In accordance with SFAS No. 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. At March 31, 2002, the Company does not have any long-lived assets that it considers to be impaired.

Topic D-103 requires companies to characterize reimbursements received for out-of-pocket expenses as revenue in the income statement instead of as a reduction to the related expense. Upon the adoption of Topic D-103,

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

comparative financial statements for prior periods must be reclassified to comply with the guidance in this announcement. The adoption of Topic D-103 resulted in a reclassification of $0.5 million and $0.6 million from cost of service revenue to service revenue for the three month periods ended March 31, 2002 and 2001, respectively.

Note. 4. Recent Accounting Pronouncements

In March 2002, the FASB’s Emerging Issues Task Force (EITF) reached a final consensus on EITF No. 02-7, “Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF No. 02-7, defines the unit of measure for testing impairment of indefinite-lived intangible assets (whether acquired or internally-developed) that are operated as a single asset to be essentially inseparable from one another.

In July 2001, the EITF reached a final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The impact of adoption of EITF No. 00-25 and EITF No. 01-09 was immaterial for the three months ended March 31, 2002 and 2001.

Note 5. Foreign Currency, Derivative Financial Instruments and Hedging Activities

The Company considers the U.S. dollar to be its functional currency for certain of its foreign subsidiaries and the local currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in “Accumulated other comprehensive loss.” Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in “Interest and other income, net.” Total foreign currency losses were $0.1 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively.

As indicated in the Company’s 2001 Annual Report on Form 10-K, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, effective January 1, 2001, which requires that all derivatives be recorded on the balance sheet at fair value.

The Company uses foreign currency forward contracts to hedge receivables and payables denominated in foreign currency and intercompany receivables and payables. The principal foreign currencies hedged are the British pound and the Euro using foreign currency forward contracts ranging in periods from one to nine months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. Gains or losses arising from forward contracts that were effective as a hedge are included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts are recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Forward contracts to hedge foreign currency transaction exposure of $7.0 million were outstanding at March 31, 2002.

Note 6. Business Acquisitions

On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for consideration totaling $1.4 million, which was comprised of cash consideration of $1.3 million and $0.1 million in acquisition costs. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Boxcar is a provider of content aggregation and distribution technology allowing companies to gather content, from any source, including web sites, public folders, file systems and legacy applications and distribute the content in any format and to any destination. In connection with the purchase, the Company recorded goodwill of $0.9 million and

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

various intangible and other assets totaling $0.5 million. Intangible assets primarily relate to the value of existing technology and non-compete agreements and are being amortized on a straight-line basis over the estimated useful lives of five years and three years, respectively. The goodwill of $0.9 million is not subject to amortization. Pro forma disclosures, as if the business had been acquired on January 1, 2002 and 2001, respectively, have been omitted as revenue, net income and earnings per share would not differ materially from the amounts reported.

Note 7. Restructuring Charges

In the second quarter of fiscal 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 124 employees and cancellation of outstanding accepted offers of employment. Approximately 86% of these individuals were based in the United States and the remainder were based in Europe.

In the fourth quarter of fiscal 2001, in connection with management’s plan to further reduce the Company’s expense structure and improve operating efficiencies, the Company recorded a restructuring charge of $2.5 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 83 employees, of which approximately 80% were based in the United States and the remainder were based in Europe.

The Company’s restructuring charge in the quarter ended June 30, 2001 included an accrual to be used to offset future lease payments, net of estimated sublease income that relates to abandoned properties. The Company worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. However, if the real estate market continues to worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period such determination is made.

The following table sets forth an analysis of the components of the restructuring charges recorded in the second and fourth quarters of fiscal 2001:

	Severance
	and	Other
Quarter ended	Benefits	Charges	Total

December 31, 2001:
Severance and benefits	$2,410,288	$—	$2,410,288
Other	—	43,362	43,362

Total charge	$2,410,288	$43,362	$2,453,650

June 30, 2001:
Severance and benefits	$3,359,837	$—	$3,359,837
Accrued lease costs	—	355,728	355,728
Other	—	101,863	101,863

Total charge	$3,359,837	$457,591	$3,817,428

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the Company’s restructuring reserves as of March 31, 2002:

	Severance
	and	Other
Restructuring reserves	Benefits	Charges	Total

Restructuring charges	$5,770,125	$500,953	$6,271,078
Cash paid	(5,294,513)	(256,454)	(5,550,967)

Balance at March 31, 2002	$475,612	$244,499	$720,111

The Company’s remaining reserve balance of $0.7 million consists of $0.6 million of current liabilities to be paid out during fiscal 2002, and $0.1 million of long-term liabilities related to facilities lease obligations, net of sub-lease income, under non-cancelable leases through fiscal 2005.

Note 8. Comprehensive loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains/losses and unrealized gains or losses on available-for-sale marketable securities. The Company’s unrealized gains and losses on available-for-sale marketable securities were insignificant for the period ended March 31, 2002 and 2001. The Company’s total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Net loss	$(1,688)	$(14,749)
Other comprehensive loss:
Foreign currency translation adjustment	(404)	(627)

Comprehensive loss	$(2,092)	$(15,376)

Note 9. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Weighted average options to purchase 3,888,407 and 7,239,352 shares of common stock at prices ranging from $0.50 to $21.50 and $0.50 to $32.06 were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were excluded from the computation of diluted net loss per share if either the option’s exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

Note 10. Segment Reporting

The Company’s management considers its business activities to be focused on the license of its products and related services to customers. Since management’s primary form of internal reporting is aligned with the offering of

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

products and services, the Company believes it operates in these two segments. The Company does not track operating results by segment below the gross profit line nor does the Company track long-lived assets by segment.

Internationally, the Company markets and supports its products and services segments primarily through its subsidiaries and various distributors. Service revenue consists of customer maintenance, consulting and education services. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled. For the three month period ended March 31, 2002 and 2001, no one customer accounted for more than 10% of total revenue. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a breakdown of revenue and long-lived assets by geographic region for the three months ended March 31, 2002 and 2001 (in thousands):

	License	Service	Total	Long-Lived
For the three months ended March 31, 2002	Revenue	Revenue	Revenue	Assets

	$	$	$	$
North America	14,487	18,906	33,393	28,587
Europe	6,465	6,325	12,790	2,522
Asia/Pacific	1,160	235	1,395	824
Other	3,020	—	3,020	—

Total	25,132	25,466	50,598	31,933

	License	Service	Total	Long-Lived
For the three months ended March 31, 2001	Revenue	Revenue	Revenue	Assets

	$	$	$	$
North America	9,647	20,416	30,063	30,983
Europe	8,982	4,442	13,424	2,865
Asia/Pacific	2,018	142	2,160	857
Other	194	—	194	—

Total	20,841	25,000	45,841	34,705

Note 11. Subsequent Events

On April 5, 2002 the Company sold $125 million (the “face value”) in senior convertible notes due April 1, 2007 (the “Notes”). The Notes are convertible into shares of Documentum common stock at a conversion price of $30.02 per share and accrue interest at a stated annual rate of 4.5% subject to customary adjustments. The market value of the Company’s common stock at April 5, 2002 was $20.29 per share. The Company received net proceeds of $121.3 million, resulting in an effective interest rate on the Notes of 5.2%. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase, to convert the Notes into shares of common stock. The Notes will be limited to $125 million aggregate principal amount. The Notes may be redeemed by the Company on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts.

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

Overview

Documentum provides enterprise content management (ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content-documents, Web pages, XML files, and rich media - in one common content platform and repository. Documentum’s platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities. From its inception in 1990 through December 1992, the Company’s activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since that time substantially all of the Company’s revenue has been from licenses of its family of internet-scale content management system products and related services, which include maintenance and support, education and consulting services.

The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support content management for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, an open, standards-based content management platform. This platform allows for the creation, delivery, management and personalization of content and the delivery of that content to an information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001 the Company introduced four packaged Editions based on the Documentum 4i platform. These Editions — Web Content Management, Portal Content Management, B2B Content Management, and Compliance — offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. In 2002, a fifth Edition — Digital Asset Management Edition — was released.

The Company expects that license and service revenue from Documentum 4i and newer product offerings will account for substantially all of the Company’s revenue for the foreseeable future. As a result, the Company’s future operating results are dependent upon continued market acceptance of these products.

Since inception, the Company has invested significant resources in developing its software and related solutions, as well as building its sales, services, marketing, and general administrative organizations. As a result, since inception the Company’s operating expenses have increased in absolute dollar amounts and are expected to continue to increase.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain of our accounting policies are particularly important to develop an understanding of our financial position and results of operations. Application of many of these policies requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. In general, these estimates or judgments are based on the historical experience of our management, prevailing industry trends, information provided by our customers, and information available from other outside sources, each as appropriate. Actual results may differ from these estimates. The Company believes the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company’s revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and education services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and SAB No. 101 “Revenue Recognition in Financial Statements”. Revenue from license arrangements is recognized upon contract execution, provided that all shipment obligations have been met, fees are fixed or determinable, and collection is probable. If an undelivered element of the arrangement exists, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. The Company recognizes revenue on transactions with payment terms beyond its normal due date to the extent such payments are due within nine months from contract execution date and to the extent the Company has a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics without providing concessions. License revenue from resellers or distributors is recognized when product is sold through to the end user and such sell through is reported to the Company. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support agreements are deferred and recognized ratably over the term of the contract. Revenue from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable.

Allowance for Bad Debts

The Company maintains an allowance for doubtful accounts which is based on estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would result in additional operating expense in the period such determination was made.

Accounting for Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. If the Company’s assessment of the deferred tax asset or the corresponding valuation allowance were to change, the related adjustment would be charged to income in the period such determination was made.

Sales Commission Expense

The Company uses estimates to determine the accrual for expenses that are incurred in connection with commission accelerators that are paid to sales personnel. Commission accelerators are typically paid to sales personnel that have exceeded quota for a given period of time that are above and beyond their typical commission rate. In general, these estimates are based on the historical experience of our sales personnel, sales forecasts and the current performance of the sales personnel based upon the most current information available to management. However, because of the multiplier effect of the commission accelerators actual results may differ from the period-end accruals.

Impairment of Long-Lived Assets

The Company tests goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill will be tested for impairment annually on August 1.

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

Results of Operations

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Revenue:
License	50%	45%
Service	50%	55%

	100%	100%

Cost of revenue:
License	4%	4%
Service	25%	29%

	29%	33%

Gross profit	71%	67%

Operating expense:
Sales and marketing	47%	63%
Research and development	18%	21%
General and administrative	12%	15%

Total operating expense	77%	99%

Loss from operations	(6%)	(32%)
Interest and other income, net	1%	3%
Loss before income taxes	(5%)	(29%)
Provision for (benefit from) income taxes	(2%)	3%

Net loss	(3%)	(32%)

As a Percentage of Related Revenue:
Cost of license revenue	7%	8%
Cost of service revenue	50%	54%

Revenue

The Company saw a slight increase in demand for its enterprise content management solutions, as evidenced by an increase in new customers and number of orders, compared to the same period a year ago. The increase in number of orders resulted in higher than anticipated total revenue and improved operating results during the current quarter, as compared to the same period a year ago. Although the Company saw evidence of improvement during the quarter, the environment continues to remain challenging as technology spending continues to be highly controlled and demand for enterprise-wide software purchases remains uncertain. No direct indicators of an international economic recovery have been noted, and visibility surrounding international economic conditions remains limited. The Company plans to continue monitoring the status of the United States, European and Asia/Pacific economies and, will adjust its operating plan accordingly.

License revenue increased by 21%, or $4.3 million, to $25.1 million for the three months ended March 31, 2002 from $20.8 million for the three months ended March 31, 2001, representing 50% and 45% of total revenue in the respective periods. The increase in license revenue for the three months ended March 31, 2002 over the same period in 2001 in absolute dollars and as a percentage of total revenue was due to an increase in the number of licenses sold to new customers and an increase in the number of existing customers who purchased additional products. The Company continues to see weakness in certain industries affected by the poor economic conditions, including airlines and travel and entertainment. The Company did not have any sales to a single customer that accounted for greater than 10% of license revenue for the three months ended March 31, 2002. For the three month period ended March 31, 2001, the Company had sales to a single customer which accounted for $2.2 million or 11% of total license revenue.

The Company’s customers include a number of its suppliers and, on occasion, the Company has purchased goods or services for the Company’s operations from these vendors at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated, settled in cash and recorded at terms the Company considers to be arm’s-length. During the three month period ended March 31, 2002, the Company recognized revenue of $967 thousand from the sale of software licenses to one of the world’s largest enterprise software companies. During the same period, the Company purchased $392 thousand of software from this same company for use in managing its internal corporate portal. The Company has determined that the price paid to purchase the software is representative of fair value for the software purchased. Accordingly, the Company has recorded both transactions at fair value.

Service revenue increased by 2% to $25.5 million for the three months ended March 31, 2002 from $25.0 million for the three months ended March 31, 2001, representing 50% and 55% of total revenue in the respective periods. Service revenue includes revenue from consulting, education, and maintenance and support. Specifically, the Company’s maintenance revenue increased by $2.0 million while consulting and education services decreased by $1.5 million during the period ended March 31, 2002, as compared to the comparable prior period. The maintenance increase was attributable to a larger installed base of customers receiving ongoing maintenance and support services. The Company continues to see maintenance renewal rates of approximately 90% of customers making first time product license purchases. Variances in the Company’s license fees during a given quarter may impact its future consulting and education service revenue since these revenues typically follow license fee revenues. As a result, the decrease in the consulting and service revenue for the period ended March 31, 2002 is primarily due to lower license revenues seen in the fourth quarter of fiscal 2001 as compared to the fourth quarter of fiscal 2000. The decrease of service revenue as a percentage of total revenue was due to the increase in license revenue for the period ended March 31, 2002 as described above. The continued growth of the Company’s service revenue depends on the growth of the Company’s software license revenues. With the general availability of future upgrades of Documentum’s 4i enterprise content management solution, the Company expects that demand from its installed base and new customers for consulting, education and maintenance services will increase over the next several quarters. However, the Company cannot give assurance that it will be successful in expanding its consulting and education services.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, technology partners, original equipment manufacturers, distributors, and application service providers. Revenues from indirect channel partners comprised approximately 60% and 40% of license revenues for the three months ended March 30, 2002 and 2001, respectively. The Company has continued to invest in channel programs and will continue to emphasize partner relationships to expand its channels of distribution. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period-to-period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 43% and 54% of license revenue for the three months ended March 31, 2002 and 2001, respectively. The decrease in international revenue as a percent of license revenue in 2002 was primarily due to an increase in total license revenue combined with a shift in the geographic mix of license revenue, in the first three months of 2002 as compared to the same period in 2001. As noted by the above, domestic license revenue growth surpassed that seen in the Company’s international markets. The Company continues to experience softness in its European and Asia/Pacific markets as customers continue to scrutinize their budgets more closely in light of limited visibility surrounding an economic recovery. In many instances, especially with large purchases by multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein are based upon where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenue

Cost of license revenue consists primarily of royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third parties for selected products, include both fixed and variable fees. Cost of license revenue increased by 6% to $1.8 million for the three months ended March 31, 2002 from $1.7 million for three months ended March 31, 2001, representing 7% and 8% for the related license revenue for the three months ended March 31, 2002 and 2001, respectively. The increase in cost of license revenue for the three months ended March 31, 2002 in absolute dollars was related to the increased license sales for the three months ended March 31, 2002 over the comparable period in 2001. Cost of revenue decreased as a percentage of license revenue for the three months ended March 31, 2002 over the comparable period in 2001 due a change in the mix of products being sold as the Company sold less royalty-bearing products as a percentage of license revenue as compared to the same period a year ago. The Company expects the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of service revenue consists primarily of personnel-related costs incurred in providing consulting services, education to customers and maintenance services, which includes telephone support. Cost of service revenue decreased by 4% to $12.9 million for the three months ended March 31, 2002 from $13.5 million for the three months ended March 31, 2001, representing 50% and 54% of the related service revenue for the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of service revenue in absolute dollar amount and as a percentage of total license revenue is primarily due to a decrease in consulting and education revenues, as described above.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses decreased by 17% to $23.8 million for the three months ended March 31, 2002 from $28.7 million for the three months ended March 31, 2001, representing 47% and 63% of total revenue for the three months ended March 31, 2002 and 2001, respectively. The decrease in absolute dollar and as a percentage of total revenue in the three months ended March 31, 2002 over the comparable period in 2001, was primarily due to a decrease in sales compensation related to a decrease in headcount which occurred in connection with two separate restructurings conducted in fiscal 2001 (see the Company’s 2001 Annual Report on Form 10-K for further details) and management’s further implementation of cost control initiatives, including reduction in discretionary expenditures such as travel, as part of an overall program to improve operational efficiencies and in response to the weakening global economy. The Company expects that sales and marketing expense will increase in absolute dollar amount as the Company expands its sales and marketing efforts, but will decrease as a percentage of total revenue.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses decreased 7% to $9.0 million for the three months ended March 31, 2002 from $9.7 million for the three months ended March 31, 2001, representing 18% and 21% of total revenue for the three months ended March 31, 2002 and 2001, respectively. The decrease in absolute dollars and as a percentage of total revenue reflects the Company’s continued focus on cost-reduction efforts, including reduced spending on product enhancements and other localization efforts, offset by increased spending on product integration costs incurred as a result of the Bulldog, Inc. and Boxcar Software, Inc. acquisitions. Based on the Company’s research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to remain constant in absolute dollar amount in order to maintain a consistent level of development of both existing and new products.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses decreased by 12% to $6.1 million for the three months ended March 31, 2002 from $6.9 million for the three months ended March 31, 2001, representing 12% and 15% of total revenue for the three months ended March 31, 2002 and 2001, respectively. The decrease in absolute dollar amount and as a percentage of total revenue was primarily due to decreased staffing and professional fees necessary to manage and support the Company’s decreased scale of operations. The Company believes that general and administrative expenses in terms of absolute dollars and as percentage of total revenues will remain comparable or decrease in the second quarter of fiscal 2002 compared to the levels in the first quarter of fiscal 2002.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company’s cash, cash equivalents, short-term investments, long-term investments, and other items including foreign exchange gains and losses, losses on sale of fixed assets and interest expense. Interest and other income, net, decreased by $0.8 million for the three months ended March 31, 2002 to $0.4 million from $1.2 million for the three months ended March 31, 2001. The decrease for the three months ended March 31, 2002 over the same period in 2001 was primarily due to a decrease in interest income earned on the Company’s cash, cash equivalents and short-term investments. This decrease was due to considerably lower interest rates during the first quarter of fiscal 2002, compared to the same period in 2001, and losses during the period in connection with the Company’s various hedge activities.

To date, the Company’s international sales are made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each. However, for transactions that are initiated in the United States that are denominated in a foreign currency, the Company has engaged in hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts.

Income taxes

Income tax provision (benefit) for the interim periods is based on estimated annual income tax rates. The Company’s effective tax rate for the three months ended March 31, 2002 and 2001 was 30% and 10%, respectively. The tax rate may vary by quarter based on the Company’s results and the mix of domestic and international income, however, the expected effective tax rate for the year is 30%.

Restructuring Costs

In the second quarter of fiscal 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 124 employees and cancellation of outstanding accepted offers of employment. Approximately 86% of these individuals were based in the United States and the remainder were based in Europe.

In the fourth quarter of fiscal 2001, in connection with management’s plan to further reduce the Company’s expense structure and improve operating efficiencies, the Company recorded a restructuring charge of $2.5 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 83 employees, of which approximately 80% were based in the United States and the remainder were based in Europe.

The Company’s restructuring charge in the quarter ended June 30, 2001 included an accrual to be used to offset future lease payments, net of estimated sublease income that is related to abandoned properties. The Company has worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. However, if the real estate market continues to worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period such determination is made.

The following table sets forth an analysis of the components of the restructuring charges recorded in the second and fourth quarters of fiscal 2001:

	Severance
	and	Other
Quarter ended	Benefits	Charges	Total

December 31, 2001:
Severance and benefits	$2,410,288	$—	$2,410,288
Other	—	43,362	43,362

Total charge	$2,410,288	$43,362	$2,453,650

June 30, 2001:
Severance and benefits	$3,359,837	$—	$3,359,837
Accrued lease costs	—	355,728	355,728
Other	—	101,863	101,863

Total charge	$3,359,837	$457,591	$3,817,428

The following table sets forth the Company’s restructuring reserves as of March 31, 2002:

	Severance
	and	Other
Restructuring reserves	Benefits	Charges	Total

Restructuring charges	$5,770,125	$500,953	$6,271,078
Cash paid	(5,294,513)	(256,454)	(5,550,967)

Balance at December 31, 2001	$475,612	$244,499	$720,111

The Company’s remaining reserve balance of $0.7 million consists of $0.6 million of current liabilities to be paid out during fiscal 2002, and $0.1 million of long-term liabilities related to facilities lease obligations, net of sub-lease income, under non-cancelable leases through fiscal 2005.

Business Acquisitions

On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for consideration totaling $1.4 million, which was comprised of cash consideration of $1.3 million and $0.1 million in acquisition costs. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Boxcar is a provider of content aggregation and distribution technology allowing companies to gather content, from any source, including web sites, public folders, file systems and legacy applications and distribute the content in any format and to any destination. In connection with the purchase, the Company recorded goodwill of $0.9 million and various intangible and other assets totaling $0.5 million. Intangible assets primarily relate to the value of existing technology and non-compete agreements and are amortized on a straight-line basis over the estimated useful lives of five years and three years, respectively. The goodwill of $0.9 million is not subject to amortization. Pro forma disclosures, as if the business had been acquired on January 1, 2002 and 2001, respectively, have been omitted as revenue, net income and earnings per share would not differ materially from the amounts reported.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments totaled $96.1 million at March 31, 2002, representing 44% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as “available-for sale.”

Cash provided by operating activities was $8.0 million for the period ended March 31, 2002, as compared to cash used in operations of $4.5 million for the comparable period. The inflow of cash from operations in 2002 was primarily driven by the Company’s reduced net loss, cash collection on outstanding trade accounts receivable, and non-cash charges related to depreciation and provision for bad debts. The reduction in net loss during the period was due to increased total revenue and reduction in operating expenses.

At March 31, 2002, the Company had net working capital of $84.7 million, as compared with $80.5 million at December 31, 2001. The working capital increase was primarily driven by increases in short-term investments of $5.3 million, cash and cash equivalents of $4.5 million and other current assets of $1.5 million and decreases in accrued liabilities of $6.6 million, offset by decreases in accounts receivable of $7.5 million and increases in deferred revenue of $5.4 million and accounts payable of $0.8 million.

In addition to its purchases, sales and maturities of investments, the Company’s primary investing activities during the three months ended March 31, 2002 consisted of the acquisition of Boxcar Software, Inc. and purchases of property, plant and equipment. The above activities combined, represented $9.6 million of cash used in investing activities in 2002, compared to $0.9 million of cash provided by investing activities in the comparable period.

Historically, the Company has financed its operations through the sale of stock. The Company’s primary financing activity during the three months ended March 31, 2002 and 2001 was the issuance of its common stock. During the three months ended March 31, 2002, the Company received $3.4 million and $3.0 million in proceeds from employee option exercises and employee stock purchase plan purchases, respectively. These activities represented substantially all of the Company’s $6.4 million provided by financing activities for the three months ended March 31, 2002 as compared to $6.8 million for the comparable period in 2001. The decrease in the current period was, in part, due to lower prices for the Company’s stock in the first quarter of 2002.

In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, the Company signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July 2000 and expiring in March 2006. In July 2001, the Company signed an amendment to the existing leases, which provides for the rental of an additional 13,975 square feet of space, beginning July 2001 and expiring in March 2005. The Pleasanton, California space serves as the Company’s headquarters and contains the principal administrative, engineering, marketing and sales facilities. The Company has made and may continue to make significant capital purchases related to leasehold improvements and office furniture for new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

In August 2001, the Company entered into a capital lease arrangement for the rental of computer equipment in the amount of $108,000. The lease agreement requires quarterly principal and interest payments in the amount of $12,000. During the quarter ended March 31, 2002, the Company made principal payments totaling $11,000 and interest payments of $1,000. Through March 31, 2002, the Company had made principal and interest payments in the amount of $31,000 related to this lease and had recorded the current portion of this capital lease obligation in the amount of $46,000. The lease has an interest rate of 5.77% and has a maturity date of December 2003. Also, in connection with the acquisition of select assets of Bulldog, Inc. the Company acquired capital assets under capital leases totaling $32,000 (see Company’s 2001 Annual Report on Form 10-K for further details surrounding the

Bulldog acquisition). During the quarter ended March 31, 2002, the Company settled all payment obligations surrounding the acquired capital leases.

In April 2002 the Company sold $125 million (the “face value”) in senior convertible notes due April 1, 2007 (the “Notes”). The Notes are convertible into shares of Documentum common stock at a conversion price of $30.02 per share and accrue interest at a stated annual rate of 4.5% subject to customary adjustments. The market value of the Company’s common stock at April 5, 2002 was $20.29 per share. The Company received net proceeds of $121.3 million, resulting in an effective interest rate on the Notes of 5.2%. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase, to convert the Notes into shares of common stock. The Notes will be limited to $125 million aggregate principal amount. The Notes may be redeemed by the Company on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to global economies and markets. Some of those factors include, but are not limited to, the Company’s lengthy sales and implementation cycles, a reliance on one family of products and related services, intense competition that could cause an inability to compete successfully, and an industry that is characterized by vigorous protection and pursuit of intellectual property rights. The Company believes that its existing cash, cash equivalents and short-term investment balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital at the end of such period. We cannot provide assurance that additional financing, if needed, will be available on favorable terms, if at all. Even if our cash is sufficient to fund our needs, we may elect to sell additional equity or debt securities, or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution to our stockholders. A portion of the Company’s cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company periodically evaluates, in the ordinary course of business, potential investments such as businesses, products or technologies. See “Risk Factors — Risks Associated with Acquisitions”.

Risk Factors

The Company’s operating results are unpredictable and may vary from quarter to quarter. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:

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

The United States, Europe and Asia/Pacific have experienced a general decline in economic conditions over the past five quarters. The downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. During the three months ended March 31, 2002, the Company experienced fluctuations in product demand as a result of domestic and international economic conditions.

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

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally requires us to engage in a lengthy sales cycle (generally between three and nine months) to provide a significant level of education to prospective customers regarding the use and benefits of our products. The size and complexity of any particular transaction can also cause delays in the sales cycle. Additionally, the implementation of our products can involve a significant commitment of resources by customers over an extended period of time and is commonly associated with substantial information system changes or upgrade efforts by the customer. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. A delay in the sale of even a limited number of license transactions could result in lower than expected revenue and cause our operating results to vary significantly from quarter to quarter.

A substantial portion of the Company’s revenue is attributable to one family of products and related services. To date, substantially all of our revenue has been attributable to sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect that Documentum 4i, newer product offerings and related services to continue to account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could harm our business, financial condition and results of operations.

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

The Company faces intense competition from several competitors and may be unable to compete successfully. Our products target the emerging market for Web-based and client/server software solutions. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, Interwoven, Stellent and Vignette. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to more easily offer a single-vendor solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

The Company also faces indirect competition from systems integrators. We rely on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. If we were unable to develop and maintain effective, long-term relationships with these third parties, our competitive position would be materially and adversely affected. Further, many of these third parties possess industry-specific expertise and have significantly greater resources than we do, and may market software products that compete with us in the future.

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

The Company relies on a number of relationships with third parties for sales, distribution and integration; failure to maintain these relationships, or establish new relationships, could harm our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. Our failure to maintain these relationships, or to establish new relationships in the future, could harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2002, the Company’s investment portfolio includes $38.7 million of short-term corporate and municipal bonds that are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $4.4 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk.

In addition, the Company’s investment portfolio includes $8.1 million of long-term investments bearing stated interest rates and are therefore subject to no interest rate risks.

An immediate 10% change in interest rates would be immaterial to the Company’s financial condition or results of operations.

The following table details the Company’s short-term investments at March 31, 2002:

(In thousands)
U.S. government agencies	26,138
Corporate bonds and notes	5,049
Medium term notes	7,533
Commercial paper	4,376

43,096

Foreign Currency Exchange Risk

The Company’s revenue originating outside the United States was 24% and 10% of total revenue for the period ended March 31, 2002 and 2001, respectively. International sales are made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

The Company’s international business is subject to risks typical of an international business, including, but not limited to the following: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

The Company’s exposure to foreign exchange fluctuations arise from intercompany accounts which are typically denominated in the functional currency of the foreign subsidiary, from receivables and payables denominated in foreign currency, and from transactions initiated in the United States that are denominated in a foreign currency. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

The Company considers the U.S. dollar to be its functional currency for certain of its foreign subsidiaries and the local currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in “Accumulated other comprehensive loss.” Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in “Interest and other income, net.” Total foreign currency losses were $0.1 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively.

As indicated in the Company’s 2001 Annual Report on Form 10-K, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, effective January 1, 2001, which requires that all derivatives be recorded on the balance sheet at fair value.

The Company uses foreign currency forward contracts to hedge receivables and payables denominated in foreign currency, intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currencies hedged are the British pound and the Euro using foreign currency forward contracts ranging in periods from one to nine months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. Gains or losses arising from forward contracts that were effective as a hedge are included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts are recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Forward contracts to hedge foreign currency transaction exposure of $7.0 million were outstanding at March 31, 2002.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed with this report. None.

(b)	On March 20, 2002, the Company filed a report on Form 8-K relating to the Company’s dismissal of Arthur Andersen LLP (Andersen) and appointment of KPMG LLP as independent accountants for the Company.

On April 11, 2002, the Company filed an amendment to the above referenced Form 8-K on Form 8-K/A to clarify the nature of the dismissal of Andersen.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2002.

DOCUMENTUM, INC. (Registrant)

By:	/s/ Bob L. Corey

Bob L. Corey Executive Vice President & Chief Financial Officer