Form 10-Q
period 2002-06-30
DOCUMENTUM INC
filed 2002-08-14
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [X] No [   ].

     The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 39,846,960 on July 31, 2002.

FORM 10-Q

Index

PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001	Page 3
	Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2002 and 2001	Page 4
	Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2002 and 2001	Page 5
	Notes to Condensed Consolidated Financial Statements	Page 6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 31
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to Vote of Security Holders	Page 32
Item 6.	Exhibits and Reports on Form 8-K	Page 32
Signature		Page 33

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except par value per share data; unaudited)*

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$64,033	$48,420
Short-term investments	87,673	37,842
Accounts receivable, net	38,579	45,811
Other current assets	28,188	24,664

Total current assets	218,473	156,737
Property and equipment, net	28,128	34,135
Long-term investments	79,109	6,589
Goodwill	8,317	7,449
Intangible assets, net	2,562	2,617
Other assets	11,981	8,363

	$348,570	$215,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,059	$3,056
Accrued liabilities	42,764	46,052
Deferred revenue	31,767	27,088
Current portion of capital lease obligation	47	77

Total current liabilities	77,637	76,273

Senior convertible notes	125,000	—
Other long-term liabilities	695	686

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 39,576 and 38,979 shares issued and outstanding, respectively	40	39
Additional paid-in capital	203,676	196,874
Accumulated other comprehensive income (loss)	754	(911)
Accumulated deficit	(59,232)	(57,071)

Total stockholders’ equity	145,238	138,931

	$348,570	$215,890

*Certain prior year amounts have been reclassified to conform to current year’s presentation.

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data; unaudited)*

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
License	$26,997	$21,421	$52,129	$42,262
Service	26,975	24,687	52,441	49,687

Total revenue	53,972	46,108	104,570	91,949

Cost of revenue:
License	1,959	1,492	3,708	3,172
Service	12,374	12,501	25,225	26,032

Total cost of revenue	14,333	13,993	28,933	29,204

Gross profit	39,639	32,115	75,637	62,745

Operating expense:
Sales and marketing	22,866	25,486	46,631	54,137
Research and development	9,783	8,734	18,783	18,409
General and administrative	6,426	6,045	12,514	12,948
Restructuring/severance costs	1,043	3,817	1,043	3,817

Total operating expense	40,118	44,082	78,971	89,311

Loss from operations	(479)	(11,967)	(3,334)	(26,566)
Interest and other income (expense), net	(197)	1,151	247	2,342
Permanent impairment of investment	—	(2,012)	—	(2,012)

Loss before income tax provision	(676)	(12,828)	(3,087)	(26,236)
Provision for (benefit from) income taxes	(203)	1,283	(926)	2,624

Net loss	$(473)	$(14,111)	$(2,161)	$(28,860)

Basic loss per share	$(0.01)	$(0.37)	$(0.05)	$(0.77)

Diluted loss per share	$(0.01)	$(0.37)	$(0.05)	$(0.77)

Shares used to compute basic loss per share	39,556	37,741	39,408	37,535

Shares used to compute diluted loss per share	39,556	37,741	39,408	37,535

*Certain prior year amounts have been reclassified to conform to current year’s presentation.

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(in thousands; unaudited)

	SIX MONTHS ENDED JUNE 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,161)	(28,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale and disposal of fixed assets	1,673	6
Depreciation	7,678	6,652
Amortization of intangibles and debt issuance costs	334	—
Provision for doubtful accounts	1,409	2,219
Permanent impairment of investment	—	2,012
In process research and development	25	—
Changes in assets and liabilities:
Accounts receivable	5,824	11,468
Other current assets and other assets	(3,143)	(4,672)
Accounts payable	3	(3,239)
Accrued liabilities	(3,590)	(2,016)
Deferred revenue	4,679	8,250

Net cash provided by (used in) operating activities	12,731	(8,180)

Cash flows from investing activities:
Purchases of investments	(258,313)	(111,964)
Sales of investments	136,724	122,264
Purchases of property and equipment	(3,334)	(6,874)
Cash used in acquisition of business	(1,138)	—

Net cash provided by (used in) investing activities	(126,061)	3,426

Cash flows from financing activities:
Proceeds from issuance of common stock	6,803	8,347
Payments on capital lease obligations	(55)	(65)
Net proceeds from convertible debt offering	121,294	—

Net cash provided by financing activities	128,042	8,282

Effect of exchange rate changes	901	(714)

Net increase in cash and cash equivalents	15,613	2,814
Cash and cash equivalents at beginning of period	48,420	43,918

Cash and cash equivalents at end of year	64,033	46,732

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as described in Notes 6, 7, and 8, have been recorded as necessary to present fairly Documentum’s (the Company’s) consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Documentum International, Inc., Relevance Technologies, Inc. (“Relevance”) and Documentum Canada Holdings, Inc. in the United States, Nihon Documentum KK, in Japan, Documentum Software Europe Ltd., in the United Kingdom, Documentum GmbH, in Germany, Documentum FSC and Documentum Holdings, Ltd. in Barbados, Documentum PTE, Ltd. in Singapore, Documentum Ireland Holdings, Ltd. in Ireland, Documentum SARL in France and Documentum Canada Company in Nova Scotia, Canada. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, allowance for doubtful accounts, warranty reserves, income taxes, restructuring accruals, sales commission, and useful lives of intangible assets and property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts realized or paid could differ from the estimates made by management with respect to these items and other items that require management’s estimates.

During the six months ended June 30, 2002 the Company recognized a benefit, net of tax, of approximately $0.5 million to revise the estimate used to determine the accrual for commission expense at December 31, 2001 to actuals.

Revenue Recognition

The Company’s revenue is derived from the sale of licenses for its enterprise content management solutions and related services, which include maintenance and support, consulting and education services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and SAB No. 101 “Revenue Recognition in Financial Statements”. Revenue from license arrangements is recognized upon contract execution, provided that all shipment obligations have been met, fees are fixed or determinable, and collection is probable. If an undelivered element of the arrangement exists, revenue is

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. The Company recognizes revenue on transactions with extended payment terms to the extent such payments are due within nine months from contract execution date and to the extent the Company has a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics without providing concessions. License revenue from resellers or distributors is recognized when product is shipped to the reseller, distributor or end user and such sell through is reported to the Company. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support agreements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments, long-term investments, and accounts receivable. The Company deposits substantially all of its cash with three separate financial institutions.

The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses. At June 30, 2002, one customer comprised 15% of accounts receivable and at June 30, 2001 no one customer comprised 10% or more of accounts receivable.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the estimated useful life or the life of the lease, whichever is shorter. Depreciation expense was $4.1 million and $3.5 million for the three months ended June 30, 2002 and 2001, respectively, and $7.7 million and $6.7 million for the six months ended June 30, 2002 and 2001, respectively. In accordance with SFAS No. 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. During the quarter ended June 30, 2002, the Company decided not to deploy certain purchased software as the Company determined that the software was not going to be supported in the future by the respective vendors. Accordingly, the Company recognized a charge of $1.6 million to dispose of the software.

Software development costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever amount of amortization is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

In accordance with the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs of computer software developed or obtained for internal use have been capitalized in connection with the implementation of the software. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. The Company capitalized an insignificant amount of costs for the three and six months ended June 30, 2002 and $1.0 million for the three and six months ended June 30, 2001.

Advertising

The Company expenses costs of advertising as incurred. Advertising expense was insignificant for the three months ended June 30, 2002 compared to $0.1 million for the three months ended June 30, 2001 and $0.2 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively. Advertising expense is included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

Note 3. Change in Accounting Principles

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the Financial Accounting Standards Board (FASB) staff issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (“EITF 01-14”).

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, and more frequently upon the occurrence of certain events. The Company’s recorded goodwill and intangible assets at June 30, 2002 related solely to the acquisition of substantially all of the assets of Bulldog, Inc., on December 5, 2001 and Boxcar, Inc. on January 23, 2002. Goodwill of $0.9 million was recorded in connection with the Boxcar acquisition (see Note 6 for further information). The useful lives assigned to the acquired intangibles at the time of the respective acquisitions was considered appropriate at June 30, 2002. Intangibles not subject to amortization are considered insignificant. The Company had gross intangible assets of $3.0 million and $2.7 million as of June 30, 2002 and December 31, 2001, respectively. Total intangible amortization expense for the six months ended June 30, 2002 was $0.4 million. In connection with the completion of the first step of its transitional analysis, the Company determined that it has two reporting units which are identical to its operating segments. The Company completed the transitional goodwill impairment test. No impairment charges were recognized as a result of the transitional impairment test. Goodwill will be tested for impairment annually on August 1st beginning in fiscal year 2002. The changes in the carrying amount of goodwill for the six month period ended June 30, 2002 are as follows:

(in thousands)	License	Service	Total

Balance as of 12/31/01	$1,544	$5,905	$7,449
Goodwill acquired during 2002	868		868
Balance as of 6/30/02	$2,412	$5,905	$8,317

EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenue in the income statement instead of as a reduction to the related expense. Upon the adoption of EITF 01-14, comparative financial statements for prior periods must be reclassified to comply with the guidance in this announcement. The adoption of EITF 01-14 resulted in a reclassification from cost of service revenue to service revenue of $0.6 million and $0.5 million for the three months ended June 30, 2002 and 2001, respectively and $1.1 million for the six month periods ended June 30, 2002 and 2001.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Recent Accounting Pronouncements

In July 2001, the EITF reached a final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The impact of adoption of EITF No. 00-25 and EITF No. 01-09 was immaterial for all periods presented.

Note 5. Foreign Currency, Derivative Financial Instruments and Hedging Activities

The Company considers the U.S. dollar to be its functional currency for certain of its foreign subsidiaries and the local currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in “Accumulated other comprehensive loss.” Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in “Interest and other income, net.” Total foreign currency losses were immaterial for the three months ended June 30, 2002, $0.1 million for the three months ended June 30, 2001, and $0.1 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively.

As indicated in the Company’s 2001 Annual Report on Form 10-K, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, effective January 1, 2001, which requires that all derivatives that do not qualify for hedge accounting be recorded on the balance sheet at fair value.

The Company uses foreign currency forward contracts to serve as an economic hedge on receivables and payables denominated in foreign currency and intercompany receivables and payables. The principal foreign currencies hedged are the British pound and the Euro using foreign currency forward contracts ranging in periods from one to nine months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. Gains or losses arising from forward contracts that were effective as an accounting hedge are included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts are recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Forward contracts to hedge foreign currency transaction exposure of $5.0 million were outstanding at June 30, 2002.

Note 6. Business Acquisitions

On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for consideration totaling $1.4 million, which was comprised of cash consideration of $1.3 million and $0.1 million in acquisition costs. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Boxcar was a provider of content aggregation and distribution technology allowing companies to gather content from any source, including Web sites, public folders, file systems and legacy applications, and distribute the content in any format and to any destination. In connection with the purchase, the Company recorded goodwill of $0.9 million and various intangible and other assets totaling $0.5 million. Intangible assets primarily relate to the value of existing technology and non-compete agreements and are being amortized on a straight-line basis over the estimated useful lives of five years and three years, respectively. The goodwill of $0.9 million is not subject to amortization, but will be tested for impairment on August 1st per annum. Pro forma disclosures, as if the business had been acquired on January 1, 2002 and 2001, respectively, and transitional disclosures required under SFAS No. 142, have been omitted as revenue, operating loss, net loss and loss per share would not differ materially from the amounts reported.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the Company’s intangible assets as of June 30, 2002 and the estimated amortization expense through fiscal year 2006:

(in thousands)
		Accumulated	Net
	Gross Costs	Amortization	Intangibles

Amortized intangibles
Existing technology	$2,150	$(266)	$1,884
Non-compete agreements	225	(41)	184
In-place contracts	500	(131)	369

Total	2,875	(438)	2,437
Unamortized intangibles
Trademark	125	—	125

Total intangibles	$3,000	$(438)	$2,562

Fiscal year ending
2002	$765
2003	757
2004	588
2005	474
2006	124

Total amortization expense	$2,708

Note 7. Convertible Debt

On April 5, 2002, the Company sold $125 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum, subject to . The Company received proceeds of $121.3 million, net of debt issuance costs totaling $3.9 million. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase, to convert the Notes into shares of common stock at a conversion price of $30.03 per share. The Notes will be limited to $125 million aggregate principal amount. The Notes may be redeemed by the Company on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. For the three months ended June 30, 2002, the Company recognized $1.5 million of interest expense and amortization of debt issuance costs totaling $0.2 million in connection with the offering of the Notes. Debt issuance costs are being amortized over five years based on the effective interest rate method and are included in other assets. As of June 30, 2002, the Company’s debt obligation totaled $125.0 million.

Note 8. Restructuring Charges

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In fiscal 2001, and in the second quarter ended June 30, 2002, the Company incurred restructuring costs to reduce its world-wide work force, and to consolidate excess facilities. The following table details the restructuring activity through June 30, 2002:

	Severance
	and	Other
	Benefits	Charges	Total

Restructuring charges recognized in April and November of 2001	$5,770,125	$500,953	$6,271,078
Cash paid	(4,826,681)	(248,024)	(5,074,705)
Balance at December 31, 2001	943,444	252,929	1,196,373

Restructuring charges	—	—	—
Cash paid	(467,832)	(8,430)	(476,262)
Balance at March 31, 2002	475,612	244,499	720,111

Restructuring charges	1,339,206	—	1,339,206
Adjustments	(295,998)	—	(295,998)
Total charge for June 30, 2002	1,043,208	—	1,043,208

Cash paid	(232,914)	(29,961)	(262,875)
Balance at June 30, 2002	$1,285,906	$214,538	$1,500,444

In connection with the Company’s restructuring plan, which was initiated in the second quarter of fiscal 2001, the Company recognized restructuring charges that were primarily comprised of estimated severance and benefits related to the involuntary termination or cancellation of offers of approximately 240 employees of which 31 employees were terminated in the current quarter, 220 were based in the United States and the remainder based in Europe, Canada, and throughout Asia Pacific. The cost estimates were made based on the remaining amounts due under various contractual agreements and management’s best estimates of the expected obligations. During the three months ended June 30, 2002 the Company decreased the severance and benefits accrual by a net $0.3 million. The adjustments were the result of the Company settling certain severance and benefit obligations for an amount less than originally estimated. The Company’s reserve balance of approximately $1.3 million will be paid to the remaining 19 employees during fiscal 2002 and the first half of fiscal 2003.

The remaining charges which were recognized in connection with the Company’s restructuring plan primarily includes costs that the Company estimated it would incur to exit certain facilities, net of estimated sub-lease income. The Company worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. During the current quarter, due to a continued weakening of the commercial real estate market, the Company extended the estimated period of time that it would take to sub-lease the abandoned facilities. As a result, the Company adjusted the accrual to reflect the increased future rent commitments on these facilities. Of the remaining reserve balance as of June 30, 2002 of $0.2 million, $0.1 million relates to miscellaneous restructuring costs to be paid out throughout fiscal 2002 and the first half of fiscal 2003 and $0.1 million of long-term liabilities related to facilities lease obligations, net of sub-lease income, under non-cancelable leases through fiscal 2005.

Note 9. Comprehensive income (loss)

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive income (loss) is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains/losses and unrealized gains or losses on available-for-sale marketable securities. The Company recorded an unrealized gain on available-for-sale marketable securities of $0.8 million for the three months ended June 30, 2002. The tax impact of the unrealized gains on available gains on available for sale investments was immaterial for the periods presented. The unrealized gain or loss on available-for-sale marketable securities was insignificant for all other periods presented. The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss	$(473)	$(14,111)	$(2,161)	$(28,860)
Other comprehensive income (loss):
Unrealized gain on available for sale investments	763	—	763	—
Foreign currency translation adjustment	1,305	(87)	901	(714)

Comprehensive income (loss)	$1,595	$(14,198)	$(497)	$(29,574)

Note 10. Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Weighted average options to purchase 9,687,120 and 7,631,579 shares of common stock were outstanding during the three months ended June 30, 2002 and 2001, respectively, and 7,195,145 and 9,194,443 shares of common stock during the six months ended June 30, 2002 and 2001, respectively, all priced from $0.56 to $59.38. These shares were excluded from the computation of diluted net loss per share because the option’s exercise price was greater than the average market price of the common shares and inclusion of such options would have been anti-dilutive.

Note 11. Segment Reporting

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

Internationally, the Company markets and supports its products and services segments primarily through its subsidiaries and various distributors. Service revenue consists of customer maintenance, consulting and education services. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled. For the three and six month periods ended June 30, 2002 and 2001, no one customer accounted for more than 10% of total revenue. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a breakdown of revenue, cost of revenue, and long-lived assets by geographic region for the three and six months ended June 30, 2002 and 2001 (in thousands):

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of and for the three months	License	Service	Total	Total Cost of	Total Cost of	Total Cost of	Long-Lived
ended June 30, 2002	Revenue	Revenue	Revenue	License Revenue	Service Revenue	Revenue	Assets

	$	$	$	$	$	$	$
North America	13,734	18,099	31,833	997	8,011	9,008	35,631
Europe	11,665	8,459	20,124	846	3,837	4,683	2,572
Asia/Pacific	1,450	417	1,867	105	526	631	804
Other	148	—	148	11	—	11	—

Total	26,997	26,975	53,972	1,959	12,374	14,333	39,007

As of and for the three months	License	Service	Total	Total Cost of	Total Cost of	Total Cost of	Long-Lived
ended June 30, 2001	Revenue	Revenue	Revenue	License Revenue	Service Revenue	Revenue	Assets

	$	$	$	$	$	$	$
North America	12,473	20,377	32,850	869	8,549	9,418	31,946
Europe	6,844	4,087	10,931	477	3,619	4,096	3,018
Asia/Pacific	1,745	223	1,968	122	333	455	919
Other	359	—	359	25	—	25	—

Total	21,421	24,687	46,108	1,492	12,501	13,993	35,883

As of and for the six months	License	Service	Total	Total Cost of	Total Cost of	Total Cost of	Long-Lived
ended June 30, 2002	Revenue	Revenue	Revenue	License Revenue	Service Revenue	Revenue	Assets

	$	$	$	$	$	$	$
North America	28,221	37,005	65,226	2,007	16,794	18,801	35,631
Europe	18,130	14,784	32,914	1,290	7,462	8,752	2,572
Asia/Pacific	2,610	652	3,262	186	969	1,155	804
Other	3,168	—	3,168	225	—	225	—

Total	52,129	52,441	104,570	3,708	25,225	28,933	39,007

As of and for the six months	License	Service	Total	Total Cost of	Total Cost of	Total Cost of	Long-Lived
ended June 30, 2001	Revenue	Revenue	Revenue	License Revenue	Service Revenue	Revenue	Assets

	$	$	$	$	$	$	$
North America	22,120	40,793	62,913	1,660	17,455	19,115	31,946
Europe	15,826	8,529	24,355	1,188	7,938	9,126	3,018
Asia/Pacific	3,763	365	4,128	282	639	921	919
Other	553	—	553	42	—	42	—

Total	42,262	49,687	91,949	3,172	26,032	29,204	35,883

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

Overview

Documentum provides enterprise content management (ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content -documents, Web pages, XML files, and rich media — in one common content platform and repository. Documentum’s platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities. From its inception in 1990 through December 1992, the Company’s activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since that time substantially all of the Company’s revenue has been from licenses of its family of enterprise content management system products and related services, which include maintenance and support, education and consulting services.

The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support content management for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, an open, standards-based content management platform. This platform allows for the creation, delivery, management and personalization of content and the delivery of that content to an information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001, the Company introduced four packaged Editions based on the Documentum 4i platform. These Editions — Web Content Management, Portal Content Management, B2B Content Management, and Compliance — offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. In 2002, a fifth Edition — Digital Asset Management Edition — was released.

The Company is scheduled to release Documentum 5.0 in the quarter ended September 30, 2002. Version 5.0 is built upon the Company’s flagship 4i enterprise content management platform and will be enhanced with additional “trusted content” features such as single-sign-on, encryption, and authentication.

The Company expects that license and service revenue from Documentum 4i and the release of Documentum 5.0 and newer product offerings will account for substantially all of the Company’s revenue for the foreseeable future. As a result, the Company’s future operating results are dependent upon continued market acceptance of these products. The Company expects total revenue of $54 to $56 million and total spending (which includes operating expenses and total costs of revenue) of $53 to $54 million during the quarter ending September 30, 2002.

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

Revenue Recognition

The Company’s revenue is derived from the sale of licenses for its enterprise content management solutions and related services, which include maintenance and support, consulting and education services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and SAB No. 101 “Revenue Recognition in Financial Statements”. Revenue from license arrangements is recognized upon contract execution, provided that all shipment obligations have been met, fees are fixed or determinable, and collection is probable. If an undelivered element of the arrangement exists, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. The Company recognizes revenue on transactions with extended payment terms to the extent such payments are due within nine months from contract execution date and to the extent the Company has a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics without providing concessions. License revenue from resellers or distributors is recognized when product is shipped to the reseller, distributor or end user and such sell through is reported to the Company. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support agreements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable.

Allowance for Doubtful Accounts

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

Warranty Reserves

The Company maintains reserves for costs associated with future product warranty obligations. With the release of Documentum 5.0 the Company may significantly increase the reserve if the new product contains undetected errors, or “bugs,” or performance problems, which are discovered only after the product is installed and used by customers.

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

Impairment of Long-Lived Assets

The Company completed the transitional impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). No impairment charges were recognized in connection with the transitional impairment. SFAS 142 requires that goodwill be tested for impairment at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill will be tested for impairment annually on August 1st beginning in fiscal year 2002.

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

Results of Operations

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
License	50%	46%	50%	46%
Service	50%	54%	50%	54%

Total revenue	100%	100%	100%	100%

Cost of revenue:
License	4%	3%	4%	4%
Service	23%	27%	24%	28%

Total cost of revenue	27%	30%	28%	32%

Gross profit	73%	70%	72%	68%

Operating expense:
Sales and marketing	42%	56%	44%	59%
Research and development	18%	19%	18%	20%
General and administrative	12%	13%	12%	14%
Restructuring/severance costs	2%	8%	1%	4%

Total operating expense	74%	96%	75%	97%

Loss from operations	(1%)	(26%)	(3%)	(29%)
Interest and other income, net	—	2%	—	3%
Permanent impairment of investment	—	(4%)	—	(2%)

Loss before income tax provision	(1%)	(28%)	(3%)	(28%)
Provision for (benefit from) income taxes	—	3%	(1%)	3%

Net loss	(1%)	(31%)	(2%)	(31%)

As a Percentage of Related Revenue:
Cost of license revenue	7%	7%	7%	8%
Cost of service revenue	46%	51%	48%	52%

Revenue

The Company saw a slight increase in demand for its enterprise content management solutions, as evidenced by an increase in new customers, number of orders, and average deal size compared to the same period a year ago. These factors resulted in higher total revenue and improved operating results during the current quarter, as compared to the same period a year ago. The increase in average deal size stemmed, in large part, from a number of deals over $1.0 million and less competitive pricing pressure from customers in approximately half of the Company’s total transactions. The Company’s larger deals were primarily closed as a result of previous quarter efforts in selling smaller or pilot-sized enterprise content management solutions. Internationally, the Company saw positive growth in its EMEA sales region. For the three months ended June 30, 2002, license revenues in Europe increased 72% or $4.9 million from the comparable period a year ago. European service revenue in the region increased by 107% or $4.4 million over the same period. Despite the Company’s positive growth internationally, direct indicators of an international economic recovery have yet to be noted, and visibility surrounding international economic conditions remains limited. The Company continues to operate in a challenging economic environment as technology spending remains highly controlled and demand for enterprise-wide software purchases remains uncertain. In addition, prospects surrounding a near-term domestic economic recovery remain unclear. The Company plans to continue monitoring the economic conditions in the United States, European and Asia/Pacific economies and will adjust its operating plan accordingly.

License revenue increased by 26% to $27.0 million for the three months ended June 30, 2002 from $21.4 million for the three months ended June 30, 2001, representing 50% and 46% of total revenue in the respective periods and increased by 23% to $52.1 million for the six months ended June 30, 2002 from $42.3 million for the six months ended June 30, 2001, representing 50% and 46% of total revenue in the respective periods. The growth in license revenue in absolute dollars and as a percentage of total revenue for the periods presented was due to an increase in number of orders, licenses sold, and the Company’s up-sell penetration into its existing customer base over the comparable periods. The Company believes that the growth in licenses sold reflects customer standardization on the Company’s flagship 4i platform. Also, during the quarter the Company saw solid growth in its government sales channel and continued traction in various other key verticals including oil and gas, pharmaceuticals, and utilities. During the three months ended June 30, 2002, the Company had one sale accounting for $5.0 million or 19% of total license revenue. No customer accounted for greater than 10% of total license revenue for the six months ended June 30, 2002 or the three and six months ended June 30, 2001.

The Company’s customers include a number of its suppliers and, on occasion, the Company has purchased goods or services for the Company’s operations from these vendors at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated, settled in cash and recorded at terms the Company considers to be arm’s-length. During the three months ended June 30, 2002, the Company recognized revenue of $1.1 million from the sale of software licenses to a leading financial services organization. In the same period the Company paid the financial services organization $3.8 million in commissions in connection with the convertible debt offering that was completed on April 5, 2002. During the first quarter of fiscal 2002, the Company recognized revenue of $967 thousand from the sale of software licenses to one of the world’s largest enterprise software companies. During the same period the Company purchased $392 thousand of software from the enterprise software company for use in managing its internal corporate portal. No such transactions were noted during the comparable periods ending June 30, 2001.

Service revenue increased by 9% to $27.0 million for the three months ended June 30, 2002 from $24.7 million for the three months ended June 30, 2001, representing 50% and 54% of total revenue in the respective periods, and increased by 5% to $52.4 million for the six months ended June 30, 2002 from $49.7 million for the six months ended June 30, 2001, representing 50% and 54% of total revenue in the respective periods. Specifically, the Company’s maintenance revenue increased by $2.9 million and $4.9 million for the three and six months ended June 30, 2002, respectively, over the comparable periods presented, and consulting and education services revenue decreased by $0.6 million and $2.2 million for the three and six months ended June 30, 2002, respectively over the comparable periods presented. The increase in maintenance revenue was attributable to a larger installed base of customers receiving ongoing maintenance and support services, maintenance renewals of approximately 90% of customers making first time product license purchases and a growth in “back-maintenance.” In the event a customer renews a maintenance agreement after the maintenance term has expired, the Company will immediately recognize revenue for the back-maintenance period. The back-maintenance period represents the period of time that begins on the expiration date of the maintenance agreement and extends through the date the maintenance agreement was renewed. Back-maintenance was $1.4 million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively, and was $1.7 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively. The Company believes that the decrease in consulting and education service revenues for the periods noted is primarily due to adverse macro-economic factors associated with customer purchases and software deployment methodologies. Customers have increased use of internal resources to deploy purchased licenses and are limiting the number of attendees to the Company’s education seminars. The decrease of service revenue as a percentage of total revenue was due to the increase in license revenue for the three and six month periods ended June 30, 2002 over the comparable prior year, as described above. The continued growth of the Company’s service revenue depends on the growth of the Company’s software license revenues. With the general availability of future upgrades of Documentum’s 4i enterprise content management solution, the Company expects that demand from its installed base and new customers for consulting, education and maintenance services will increase over the next several quarters. However, the Company cannot give assurance that it will be successful in expanding its consulting and education services.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, technology partners, original equipment manufacturers, distributors, and application service providers. Revenue from transactions that involved indirect channel partners comprised 78% and 53% of license revenue for the three months ended June 30, 2002 and 2001, respectively, and 72% and 34% of license revenue for the six months ended June 30, 2002 and 2001, respectively. The increase in indirect channel revenue is due to the Company’s continued investment in channel programs, as evidenced by a restructured compensation program that was put in place to incent the direct sales force to include partners in transactions. Revenue from indirect partners for any period is subject to significant variations. As a result, the Company believes that period-to-period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 52% and 44% of license revenue for the three months ended June 30, 2002 and 2001, respectively, and 48% and 51% of license revenue for the six months ended June 30, 2002 and 2001, respectively. The increase over the three month periods presented is primarily driven by the rate of license revenue growth seen in Europe as compared to domestic growth. Europe license revenue increased by 70% while domestic license growth increased by 10% for the three months ended June 30, 2002 over the same period a year ago. Europe’s license revenue growth was primarily driven by enterprise-wide sales to three customers in Europe totaling $4.3 million. The decrease over the comparable six month periods presented is primarily due to an increase in absolute dollar domestic license revenue growth over international based revenue streams. In many instances, especially with large purchases by multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein are based upon where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes that period-to-period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenue

Cost of license revenue consists primarily of royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third parties for selected products, include both fixed and variable fees. Cost of license revenue increased by 33% to $2.0 million for the three months ended June 30, 2002 from $1.5 million for the three months ended June 30, 2001 and increased by 16% to $3.7 million for the six months ended June 30, 2002 from $3.2 million for the six months ended June 30, 2001, representing 7% of the related license revenue for the three months ended June 30, 2002 and 2001 and 7% and 8% of the related license revenue for the six months ended June 30, 2002 and 2001, respectively. The absolute dollar increase in cost of license revenue for both the three and the six months ended June 30, 2002 over the comparable periods in 2001 is primarily due to the increased license sales. Cost of revenue decreased as a percentage of license revenue for the six months ended June 30, 2002 over the comparable period in 2001 primarily due to a change in the mix of products being sold as the Company sold less royalty-bearing products as a percentage of license revenue as compared to the same period a year ago. The Company expects the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of service revenue consists primarily of personnel-related costs incurred in providing consulting services, education to customers and maintenance services, which includes telephone support. Cost of service revenue decreased by 1% to $12.4 million for the three months ended June 30, 2002 from $12.5 million for the three months ended June 30, 2001 and decreased by 3% to $25.2 million for the six months ended June 30, 2002 from $26.0 million for the six months ended June 30, 2001, representing 46% and 51% of the related service revenue for the three months ended June 30, 2002 and 2001, respectively, and 48% and 52% of the related service revenue for the six months ended June 30, 2002 and 2001, respectively. The decrease in cost of service revenue in absolute dollar amount and as a percentage of service revenue is primarily due to a decrease in consulting and education revenues, as described above, as well as a decrease in the use of external consulting resources.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expense decreased by 10% to $22.9 million for the three months ended June 30, 2002 from $25.5 million for the three months ended June 30, 2001 and decreased 14% to $46.6 million for the six months ended June 30, 2002 from $54.1 million for the six months ended June 30, 2001, representing 42% and 56% of total revenue for the three months ended June 30, 2002 and 2001, respectively, and 44% and 59% of total revenue for the six months ended June 30, 2002 and 2001, respectively. The decrease in absolute dollar amount and as a percentage of total revenue was primarily due to a decrease in sales compensation related to restructuring activities, management’s further implementation of cost control initiatives, and a redesign of the Company’s compensation plans that resulted in lower commission expense, all of which were partially off-set by increased costs associated with the Company’s expansion of sales offices in Italy, Sweden, and Mexico. The Company expects to monitor sales capacity worldwide in order to pursue global revenue and market opportunities. Sales and marketing expense will increase in absolute dollar amount as the Company expands its sales and marketing efforts, but is expected to decrease as a percentage of total revenue.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 13% to $9.8 million for the three months ended June 30, 2002 from $8.7 million for the three months ended June 30, 2001, and increased by 2% to $18.8 million for the six months ended June 30, 2002 from $18.4 million for the six months ended June 30, 2001, representing 18% and 19% of total revenue for the three months ended June 30, 2002 and 2001, respectively, and 18% and 20% of total revenue for the six months ended June 30, 2002 and 2001, respectively. The increase in absolute dollars for the periods presented is due to increased spending on product integration costs incurred as a result of the Bulldog, Inc. and Boxcar Software, Inc. acquisitions and costs attributed to the launch of Documentum 5 scheduled for the third fiscal quarter ending September 30, 2002. The decrease in costs as a percentage of total revenue for the periods presented is primarily due to an increase in total revenue. Based on the Company’s research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to remain constant in absolute dollar amount in order to maintain a consistent level of development of both existing and new products.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses increased by 7% to $6.4 million for the three months ended June 30, 2002 from $6.0 million for the three months ended June 30, 2001 and decreased by 3% to $12.5 million for the six months ended June 30, 2002 from $12.9 million for the six months ended June 30, 2001, representing 12% and 13% of total revenue for the three months ended June 30, 2002 and 2001, respectively, and 12% and 14% of total revenue for the six months ended June 30, 2002 and 2001, respectively. The increase for the three months ended June 30, 2002 as compared to the three months ended June 30 2001, is primarily due to additional expenses necessary to manage and support an increased level of business activity. The decrease in the amount of general and administrative expenses for the six months ended June 30, 2002 over the six months ended June 30, 2001 is primarily due to the Company’s restructuring efforts, specifically the decreased use of out-sourced staffing and consultants, professional fees and reduction in discretionary costs as a result of the Company’s cost control initiatives. The decrease in costs as a percentage of total revenue for the periods presented is primarily due to an increase in total revenue. The Company believes that general and administrative expenses in terms of absolute dollar amount and as a percentage of total revenue will remain comparable or decrease in the third quarter of fiscal 2002 compared to the levels in the second quarter of fiscal 2002.

Restructuring Charges

In fiscal 2001, and in the second quarter ended June 30, 2002, the Company incurred restructuring costs to reduce its world-wide work force, and to consolidate excess facilities. The following table details the restructuring activity through June 30, 2002:

	Severance
	and	Other
	Benefits	Charges	Total

Restructuring charges recognized in April and November 2001	$5,770,125	$500,953	$6,271,078
Cash paid	(4,826,681)	(248,024)	(5,074,705)
Balance at December 31, 2001	943,444	252,929	1,196,373

Restructuring charge	—	—	—
Cash paid	(467,832)	(8,430)	(476,262)
Balance at March 31, 2002	475,612	244,499	720,111

Restructuring charge	1,339,206	—	1,339,206
Adjustments	(295,998)	—	(295,998)
Total charge for June 30, 2002	1,043,208	—	1,043,208

Cash paid	(232,914)	(29,961)	(262,875)
Balance at June 30, 2002	$1,285,906	$214,538	$1,500,444

In connection with the Company’s restructuring plan, which was initiated in the second quarter of fiscal 2001, the Company recognized restructuring charges that were primarily comprised of estimated severance and benefits related to the involuntary termination or cancellation of offers of approximately 240 employees of which 31 employees were terminated in the current quarter, 220 were based in the United States and the remainder based in Europe, Canada, and throughout Asia Pacific. The cost estimates were made based on the remaining amounts due under various contractual agreements and management’s best estimates of the expected obligations. During the three months ended June 30, 2002 the Company decreased the severance and benefits accrual by a net $0.3 million. The adjustments were the result of the Company settling certain severance and benefit obligations for an amount less than originally estimated. The Company’s reserve balance of approximately $1.3 million will be paid to the remaining 19 employees during fiscal 2002 and the first half of fiscal 2003.

The remaining charges which were recognized in connection with the Company’s restructuring plan primarily includes costs that the Company estimated it would incur to exit certain facilities, net of estimated sub-lease income. The Company worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. During the current quarter, due to a continued weakening of the commercial real estate market, the Company extended the estimated period of time that it would take to sub-lease the abandoned facilities. As a result, the Company adjusted the accrual to reflect the increased future rent commitments on these facilities. Of the remaining reserve balance as of June 30, 2002 of $0.2 million, $0.1 million relates to miscellaneous restructuring costs to be paid out throughout fiscal 2002 and the first half of fiscal 2003 and $0.1 million of long-term liabilities related to facilities lease obligations, net of sub-lease income, under non-cancelable leases through fiscal 2005.

The Company does not believe that the restructuring activities have had or will have a material effect on its ongoing operations.

The Company has an excess facility in the United Kingdom and is in the process of evaluating whether future consolidation activities are necessary. In the event that the Company formalizes a consolidation plan on the facility, the Company expects to incur a charge ranging from $1.6 million to $3.6 million for the quarter ending September 30, 2002.

Interest and other income (expense), net

Interest and other income (expense), net, consists primarily of interest income earned on the Company’s cash, cash equivalents, short-term investments, long-term investments, and other items including foreign exchange gains and losses, losses on sale of fixed assets and interest expense. Interest and other income (expense), net decreased by $1.4 million for the three months ended June 30, 2002 to an expense of $0.2 million from income of $1.2 million for the three months ended June 30, 2001 and decreased by $2.1 million for the six months ended June 30, 2002 to $0.2 million from $2.3 million for the six months ended June 30, 2001. The decrease over the periods presented is primarily due to a prolonged reduction in interest rates and the timing difference between the receipt of convertible debt proceeds and the time it took to invest the proceeds in debenture instruments suitable to the Company’s investment policy.

To date, the Company’s international sales are made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each. However, for transactions that are initiated in the United States that are denominated in a foreign currency, the Company has engaged in economic hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts.

Income taxes

Income tax provision (benefit) for the interim periods is based on estimated annual income tax rates. The Company’s effective rate for the three months and six months ended June 30, 2002 was 30% and was 10% for the three and six months ended June 30, 2001. The tax rate may vary by quarter based on the Company’s results and the mix of domestic and international income, however, the expected effective tax rate for the year is 30%.

Business Acquisitions

On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for consideration totaling $1.4 million, which was comprised of cash consideration of $1.3 million and $0.1 million in acquisition costs. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Boxcar was a provider of content aggregation and distribution technology allowing companies to gather content from any source, including Web sites, public folders, file systems and legacy applications, and distribute the content in any format and to any destination. In connection with the purchase, the Company recorded goodwill of $0.9 million and various intangible and other assets totaling $0.5 million. Intangible assets primarily relate to the value of existing technology and non-compete agreements and are being amortized on a straight-line basis over the estimated useful lives of five years and three years, respectively. The goodwill of $0.9 million is not subject to amortization, but will be tested for impairment on August 1st per annum. Pro forma disclosures, as if the business had been acquired on January 1, 2002 and 2001, respectively, have been omitted as revenue, net income and earnings per share would not differ materially from the amounts reported.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments totaled $151.7 million at June 30, 2002, representing 44% of total assets. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as “available-for sale.”

On April 5, 2002, the Company sold $125 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum, subject to customary adjustments. The Company received proceeds of $121.3 million, net of debt issuance costs totaling $3.9 million. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase, to convert the Notes into shares of common stock at a conversion price of $30.03 per share. The Notes will be limited to $125 million aggregate principal amount. The Notes may be redeemed by the Company on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. For the three months ended June 30, 2002, the Company recognized $1.5 million of interest expense and amortization of debt issuance costs totaling $0.2 million in connection with the offering of the Notes. As of June 30, 2002, the Company’s debt obligation totaled $125.0 million.

The indenture under which the Notes were issued provides that an event of default will occur if (i) we fail to pay principal or premium on the Notes, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to perform any other covenant that is required of us in the indenture and the failure is not cured or waived within 60 days, or (iv) we or one of our significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $10 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 30 days after notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the Notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization (involving us or any of our significant subsidiaries) will constitute an event of default under the indenture and, in that case, the principal amount of the Notes will automatically become due and payable. To the extent the Company is required to repay the Notes prior to the maturity date as a result of an event of default, such repayment will negatively impact the Company’s liquidity.

As a result of the above and other commitments as of June 30, 2002, our total future commitments for the remainder of fiscal year ended December 31, 2002 will be $12.2 million and for the fiscal year ended December 31, 2003 will be $15.8 million, assuming that none of our obligations is accelerated.

Cash provided by operating activities was $12.7 million for the period ended June 30, 2002 as compared to cash used in operations of $8.2 million for the comparable period last year. The inflow of cash from operations in 2002 was primarily driven by the Company’s reduced net loss, cash collection on outstanding trade accounts receivable, and non-cash charges related to depreciation and provision for bad debts. The reduction in net loss during the period was due to increased total revenue and reduction in operating expenses.

At June 30, 2002, the Company had net working capital of $140.8 million, as compared with $80.5 million at December 31, 2001. The working capital increase was primarily driven by increases in short-term investments of $49.8 million, cash and cash equivalents of $15.6 million, other current assets of $3.5 million, and a reduction in accrued liabilities of $3.3 million, all of which were off-set by decreases in accounts receivable of $7.2 million, and an increase in deferred revenue of $4.7 million.

In addition to its purchases, sales and maturities of investments, related primarily to the convertible note proceeds described herein, the Company’s investing activities during the six months ended June 30, 2002 also consisted of the acquisition of Boxcar Software, Inc. and purchases of property, plant and equipment. The above activities combined, represented $126.1 million of cash used in investing activities in 2002, compared to $3.4 million of cash provided by investing activities in the comparable period last year.

Historically, the Company has financed its operations through the sale of stock, however, during the quarter ended June 30, 2002, the Company complemented its stock sales with the completion of a convertible debt offering raising gross proceeds of $125.0 million. In addition, during the six months ended June 30, 2002 the Company received $3.8 million and $3.0 million in proceeds from option exercises and employee stock purchase plans, respectively. These activities represented substantially all of the Company’s $128.0 million provided by financing activities for the six months ended June 30, 2002 as compared to $8.3 million for the comparable period in 2001. The increase was primarily due to the sale of the Notes.

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

In August 2001, the Company entered into a capital lease arrangement for the rental of computer equipment in the amount of $108,000. The lease agreement requires quarterly principal and interest payments in the amount of $12,000. During the quarter ended June 30, 2002, the Company made principal payments totaling $11,000 and interest payments of $1,000. Through June 30, 2002, the Company had made principal and interest payments in the amount of $43,000 related to this lease and had recorded the current portion of this capital lease obligation in the amount of $47,000. The lease has an interest rate of 5.77% and has a maturity date of December 2003. Also, in connection with the acquisition of substantially all of the assets of Bulldog, Inc. the Company acquired capital assets under capital leases totaling $32,000 (see Company’s 2001 Annual Report on Form 10-K for further details surrounding the Bulldog acquisition). During the six months ended June 30, 2002, the Company settled all payment obligations surrounding the acquired capital leases.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to global economies and markets. Some of those factors include, but are not limited to, the Company’s lengthy sales and implementation cycles, a reliance on one family of products and related services, intense competition that could cause an inability to compete successfully, and an industry that is characterized by vigorous protection and pursuit of intellectual property rights. The Company believes that its existing cash, cash equivalents and short-term investment balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital at the end of such period. We cannot provide assurance that additional financing, if needed, will be available on favorable terms, if at all. Even if our cash is sufficient to fund our needs, we may elect to sell additional equity or debt securities, or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution to our stockholders. A portion of the Company’s cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company periodically evaluates, in the ordinary course of business, potential investments such as businesses, products or technologies. See “Risk Factors — Risks Associated with Acquisitions.”

Risk Factors

Our operating results are difficult to predict and fluctuate substantially from quarter to quarter. Our future operating results may vary from our past operating results, are difficult to predict and may vary from quarter to quarter due to a number of factors. Many of these factors are beyond our control. These factors include:

•	the length of our sales cycle, which can range from three to nine months from initial contact with a customer until the sale is complete;

•	the potential delay in recognizing revenue from license transactions due to revenue recognition rules which we must follow;

•	the tendency to realize a substantial amount of revenue in the last weeks, or even days, of each quarter due to the tendency of some of our customers to wait until quarter or year end in the hope of obtaining more favorable terms;

•	customer decisions to delay implementation of our products;

•	the size and complexity of our license transactions;

•	any seasonality of technology purchases;

•	demand for our products, which can fluctuate significantly;

•	the amount of competition we face;

•	our success in expanding our customer support organization, direct sales force and indirect distribution channels;

•	the timing of new product introductions and product enhancements by both us and our competitors;

•	changes in our pricing policy;

•	the publication of opinions concerning us, our products or technology by industry analysts;

•	the timing of new hires;

•	changes in foreign currency exchange rates; and

•	domestic and international economic and political conditions.

One or more of these factors may cause our operating expenses to be disproportionately high or our gross revenues to be disproportionately low during any given period, which could cause our net revenue and operating results to fluctuate significantly. Our operating results have fluctuated significantly in the past. Our earnings per share was $0.04 in the second quarter of 2000, but we had a loss per share of $0.37 in the second quarter of 2001 and a loss per share of $0.01 in the second quarter of 2002. You should not rely on our quarterly operating results to predict our future results because of the significant fluctuations to which our results are subject.

Our product licenses are typically sold for a large amount of money. As such, a single license order can represent a significant portion of our revenue, and the loss or delay of individual orders for product licenses could have a significant impact on quarterly operating results and revenue.

Our sales cycle can range from three to nine months from our initial contact with a customer until the time revenue is recognized. This long and variable sales cycle makes the timing of license revenue difficult to predict. Furthermore, we provide our customers with complete content management solutions, which means that we often provide a customer with both software licenses and services. Due to revenue recognition rules that we must follow, the delivery of services in conjunction with the sale of a software license may delay recognition of license revenue. Because our operating expenses are based on anticipated revenue trends and because many of these expenses are relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in worse than expected operating results, which could cause our common stock price to fall.

As a result of these and other factors, operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful in terms of their relation to future performance. You should not rely upon these comparisons as indications of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of public market analysts or investors, which could cause a drop in the price of our common stock.

The United States, Europe and Asia/Pacific have experienced a general decline in economic conditions over the past six quarters, leading to reduced demand for goods and services, including those that we offer. Each of our customers makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Many of our customers have experienced budgeting constraints, causing them to defer or cancel projects. Revenue from sales of our products decreased in fiscal year 2001 compared to fiscal year 2000. While we have experienced a slight increase in demand for our products in the first two quarters of 2002, demand for our products may decrease again. Decreased demand for our products would result in decreased revenues, which could harm our operating results, causing the price of our common stock to fall.

We cannot predict how long or severe this economic downturn will be or whether any actions taken or proposed by the government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience declines in sales as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and could impede our ability to expand our business.

You may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in our financial statements.

Our consolidated financial statements for each of the three years for the period ending December 31, 2001 were audited by Arthur Andersen LLP. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Andersen has informed the SEC that it will cease practicing before the SEC by August 31, 2002, unless the SEC determines another date is appropriate. On March 14, 2002, we dismissed Andersen and retained KPMG

LLP as our independent auditors for our current fiscal year ending December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen’s consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen, and in light of the announced cessation of Andersen’s SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements, that were not filed with the consent of Andersen to the inclusion of its audit report, will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of our inability to obtain Andersen’s consent.

We have borrowed a significant amount of money, which could make it difficult to obtain additional financing; if we cannot obtain additional financing, our cash reserves could be depleted. Our debt payments and other commitments could impair our liquidity and cash reserves and make it difficult for us to obtain additional financing for working capital or acquisitions, should we need to do so. As of June 30, 2002, we had $125.0 million in outstanding indebtedness under our 4.5% senior convertible notes. As a result of this and other smaller debt commitments as of June 30, 2002, our total future commitments for the remainder of fiscal year ended December 31, 2002 will be $12 million and for the fiscal year ended December 31, 2003 will be $15 million, assuming that none of our obligations are accelerated. Our obligations under the senior convertible notes may be accelerated if we default under the terms of the senior convertible notes. If our obligations are accelerated, the entire principal amount of our outstanding indebtedness under our senior convertible notes could become immediately payable. This would have a significant impact on our liquidity position. As of June 30, 2002, we had cash and cash equivalents of $64 million, short-term investments of $88 million, and investments with maturities greater than one year of $79 million. We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments.

Our indebtedness could have the following negative consequences:

•	limit our ability to obtain additional financing;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require the dedication of a portion of our expected cash flow from operations to service our indebtedness thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	place us at a possible disadvantage to competitors that do not owe as much money as we do or that have better access to capital resources.

Our sales and implementation cycles are long and difficult to predict. The time that it takes to sell and implement our products is usually long and difficult to accurately predict. Our prospective customers usually involve their entire enterprise in deciding whether to buy our products, which is time consuming. This lengthy decision making process requires us to engage in a lengthy sales cycle, which is usually between three and nine months. As part of the sales cycle, we educate prospective customers about the use and benefits of our products. A larger or more complex transaction often has a longer sales cycle. You should not rely on the length of prior sales and implementation cycles as an indication of the length of future cycles.

The implementation of our products involves a significant commitment of resources by customers over an extended period of time, and is commonly a part of major information system changes or upgrades by the customer. Because of the significant customer commitment required over an extended time, sales and customer implementation cycles can be delayed indefinitely for reasons beyond our control should a customer fail to commit required resources. If the sale of even a limited number of software licenses is delayed, then our revenue could be lower than expected, our operating results could be harmed and we may experience significant fluctuations in results from quarter to quarter.

A substantial portion of our revenue is generated by sales of a single family of products and related services. To date, substantially all of our revenue has been generated by sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect that this same family of products and services will continue to account for the majority of our future revenue, making us highly dependent on continued sales of this single product family. We have a new version in this product line, Documentum 5.0, that is scheduled for release in the third quarter of 2002. If the price of this product family declines, or if demand for this product family declines, then our revenues may decrease. Demand for this product family could decline for a number of reasons, including the introduction of new products by our competitors, general business and economic conditions and changing industry standards. If our revenues decrease, then our operating results could be lower than expected and our common stock price may fall.

If we fail to identify new product opportunities or to develop new products, then our business could be harmed. We compete in the content management software and services market, which is characterized by (A) rapid technological change, (B) frequent introduction of new products and enhancements, (C) changing customer needs, and (D) evolving industry standards. Our future success depends in part on our ability to integrate web content management capabilities and business to business solutions into our products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. We may be unable to develop, market and release new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements in a timely manner. These new products, even if introduced in a timely manner, may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance.

Most of our revenues are generated by sales of a single family of products and related services. If this single product family is rendered obsolete and unmarketable by technological change or new industry standards, then our revenues from sales of this product family will decrease. It is difficult to predict the life cycles of our products because of the rapid technological changes which can occur in our industry. If we do not correctly predict the life cycle of our primary product family and develop new products to replace obsolete products, then our gross revenues will decrease, our operating results could be lower than expected and our common stock price may fall.

We sell content management solutions; the market for content management solutions may not continue to grow, and may decline. The market for content management software and services is intensely competitive, highly fragmented and rapidly changing. Our future financial performance depends primarily on the continued growth of the market for content management software and services and the adoption of our products by customers in this market. If the content management software and services market fails to grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be harmed, which could cause the price of our common stock to fall.

We face intense competition from several competitors and may be unable to compete successfully. Our products target the emerging market for Web-based and client/server software solutions. There are many factors that may increase competition in the market for Web-based and client/server software solutions, including (A) entry of new competitors, (B) alliances among existing competitors and (C) consolidation in the software industry. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. As a result of this competition, we face competitive pricing pressures in many of our deals, particularly with respect to our web content management products.

We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, Interwoven, Stellent and Vignette. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus, a division of IBM, are potential competitors in the future if they acquire competitive technology or otherwise expand their current product offerings. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to offer a single-vendor solution more easily than we can. In addition, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. If we cannot respond to our competitors adequately and in a timely manner, then we may be required to reduce prices for our products and could suffer reduced gross margins and loss of market share, any of which could harm our business, financial condition and operating results, causing the price of our common stock to fall.

We rely on relationships with systems integrators, and may face direct competition from them. We rely on a number of systems consulting and systems integration firms to implement our products and provide customer support services. We also rely on these firms to recommend our products to prospective customers during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. If we are unable to develop and maintain effective, long-term relationships with these systems consulting and systems integration firms then they may not recommend our products to prospective customers and we may not be able to rely on them to implement our products and provide customer support services. In addition, many of these firms possess industry-specific expertise and have significantly greater resources than we do, and may market software products that compete with us in the future. If we fail to develop and maintain good relationships with these systems consulting and systems integration firms, or if they become our competitors, then our competitive position would be materially and adversely affected, which could result in price reductions, reduced gross margins and loss of market share. Any of these effects could harm our business, financial condition and operating results and cause the price of our common stock to fall.

We are dependent on a relatively small number of customers and those customers are concentrated in a small number of industries. Our success depends on maintaining relationships with our existing customers. A relatively small number of our customers have accounted for a significant percentage of our revenue. For the three month period ended June 30, 2001, software license revenue from the top 5% of our customers accounted for approximately 28% of our total software license revenues, and for the three month period ended June 30, 2002, the top 5% of our customers accounted for approximately 54% of our total software license revenues. Our customers are concentrated in the process and discrete manufacturing, pharmaceutical, financial services and high technology industries. We may not be successful in obtaining significant new customers in different industry segments and we expect that sales of our products to a limited number of customers in a limited number of industry segments will continue to account for a large portion of our revenue in the future. If we are not successful at obtaining significant new customers or if a small number of customers cancel or delay their orders for our products, then our business and our prospects could be harmed. As many of our significant customers are concentrated in a small number of industry segments, if business conditions in one of those industry segments decline, then orders for our products from that segment may decrease, which could negatively impact our business, financial condition and operating results and cause the price of our common stock to fall.

We rely on a number of relationships with third parties for sales, distribution and integration; failure to maintain these relationships, or establish new relationships, could harm our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. We have entered into contractual relationships with these organizations, but these contracts generally do not require the organizations to continue to work with us. The termination of such relationships in the past has not had a material impact on our revenues. Revenue from transactions that involved indirect channel partners comprised a significant portion of our total license revenue in 2001 and the first two quarters of 2002. If we fail to maintain these relationships, or to establish new relationships in the future, then our ability to sell and integrate our products would be impaired, which would harm our business.

We must also maintain and enhance our relations with technology partners, including Relational Data Base Management Systems vendors, to provide our customers with integrated product solutions incorporating our products and products of third parties. In some cases our technology is incorporated into product solutions sold by other parties and in some case we incorporate the technology of third parties into our products. If we are not successful at maintaining and enhancing our technology partner relationships, then we may be unable to offer these integrated product solutions, which could harm our business.

We depend on the service of key personnel. Our future performance depends on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement with us. Our key personnel include:

•	David G. DeWalt, our President and Chief Executive Officer;

•	Mike DeCesare, our Executive Vice President, Worldwide Field Operations;

•	Mark Garrett, our Executive Vice President and Chief Financial Officer;

•	David Milam, our Executive Vice President and Chief Marketing Officer;

•	Howard I. Shao, our Executive Vice President and Chief Technology Officer; and

•	Robert Tarkoff , our Executive Vice President, Chief Strategy Officer.

Any of our key personnel could terminate their employment with us at any time and provide their services to one of our competitors. The loss of services from one or more of our executive officers or key technical personnel could harm our business, operating results and financial condition. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price could decrease the value of stock options, which may over time adversely affect our ability to retain or attract key employees.

Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future. If we fail to do so, then our business, operating results and financial condition could be harmed.

We are subject to risks associated with international operations. Our revenue is primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. We have offices in London, Paris, Munich, Tokyo, Melbourne, Hong Kong, Singapore, Taipei, and Seoul. We operate our international technical support operations in the London, Munich and Melbourne offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. Despite the planned increase in our international presence, we may not be able to maintain or increase international market demand for our products. If we do not, then our international sales will be limited, and operating results could suffer. Our international operations are subject to a variety of risks, including:

•	foreign currency fluctuations;

•	economic or political instability;

•	shipping delays;

•	trade restrictions;

•	our limited experience in, and the costs of, localizing products for foreign countries;

•	political unrest or terrorism;

•	reduced protection for intellectual property rights in some countries;

•	longer accounts receivable payment cycles; and

•	difficulties in managing international operations, including, among other things, the burden of complying with a wide variety of foreign laws and tax regimes.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results

Our industry is characterized by vigorous protection and pursuit of intellectual property rights that could result in substantial costs to us. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. From time to time, we have explored and resolved potential infringement claims against third parties. To date, we have not become aware of any material infringement of our intellectual property.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. We are unable to determine the extent to which piracy of our products exists, but expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our intellectual property rights as fully as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate. Even if our intellectual property protection is adequate, our competition may independently develop similar technology which does not violate our intellectual property rights, but which nonetheless competes with our products.

From time to time, third parties have explored potential infringement claims against us and we have resolved these potential claim. To date, we have not become aware of our material infringement of any intellectual property rights of others. Although we do not believe that we are infringing on any intellectual property rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may claim that these employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any claims, with or without merit, could (A) be time-consuming to defend, (B) result in costly litigation, (C) divert management’s attention and resources, (D) cause product shipment delays, and (E) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or create a similar technology to work around the infringed technology may result in substantial damages, payments or termination of sales of infringing products, any of which could harm our business, operating results and financial condition.

We license software from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not be available to us on acceptable terms in the future. The loss of any of these software licenses could result in shipment delays or reductions, resulting in lower than expected operating results.

We may face product liability claims from our customers. Our license agreements with our customers usually contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of some jurisdictions. A successful product liability claim brought against us could result in payment by us of substantial damages, which would harm our business, operating results and financial condition and cause the price of our common stock to fall.

We face risks associated with product defects and incompatibilities. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or “bugs,” or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in or delay in recognition of revenue. In the past, we have had delays of less than six months in the shipment of products as a result of errors or performance problems. However, we generally do not book orders or recognize revenue until a product is available for shipment and we do not believe that we have lost orders as a result of any shipping delays.

Our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after we begin commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, diversion of development resources, the payment of monetary damages or increased service or warranty costs, any of which could harm our business, operating results and financial condition.

The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time. Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $35 million, or 19% of total revenues for the year ended December 31, 2001, and $19 million, or 18% of total revenue, for the six months ended June 30, 2002. As we undertake the extensive capital outlays to develop new products, we may be unable to realize revenue as soon as we expect. The costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

We are subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Any future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses, which include the following:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and clients could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue; and

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

Our failure to successfully manage these risks associated with any past or future acquisition may harm our business, results of operations and financial condition. If we pay for an acquisition by issuing shares of stock or other rights to purchase stock, including stock options, existing stockholders may be diluted and earnings per share may decrease. Our investments in other businesses involve risks similar to those involved in an acquisition.

Our stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other factors. During the 2001 fiscal year, our stock had a high sales price of $55.75 and a low sales price of $5.88, as reported on the Nasdaq National Market. During the six months ended June 30, 2002, our stock had a high sales price of $27.18 and a low sales price of $8.67. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

Some provisions in our certificate of incorporation and our bylaws could delay or prevent a change in control. Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of our common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

We have a classified Board of Directors under our Amended and Restated Certificate of Incorporation, which means that our Board is divided into three staggered classes, each of which is elected to the Board for a three year period. We have also implemented a Share Purchase Plan, or a “Rights Plan,” under which all stockholders of record as of February 24, 1999 received rights to purchase shares of a new series of preferred stock. The rights are exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of the common stock. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest by increasing the cost of effecting these types of transactions, which could have an adverse impact on stockholders who might want to vote in favor of a merger or participate in a tender offer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk is due to changes in the general level of U.S. interest rates and primarily relates to our cash and cash equivalents, short-term, and long-term investment portfolios (the “securities”). The securities are primarily maintained at three major financial institutions in the United States. These securities, like all fixed instruments, are subject to interest rate risk and will decline if market interest rates increase. The Company manages interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short maturities and also maintaining sufficient cash and cash equivalent balances such that we are typically able to hold the investments to maturity. The primary objective of the Company’s investment activities is the preservation of principal while maximizing investment income and minimizing risk. The short-term and long-term investments consist of U.S. government securities and investment grade corporate debentures. The short-term investments have original maturities between three months to a year and long-term investments with original maturities over one year. The following summarizes the Company’s securities and the weighted average yields, as of June 30, 2002 (in thousands):

Expected Maturity Date

	2002	2003	2004	2005	Total

U.S. Treasury & Agency Securities	3,470	26,146	30,666	16,780	77,062
Wtd. Ave. Yld	2.32%	2.83%	3.47%	4.01%
Corporate Bonds	33,979	44,202	11,540	—	89,721
Wtd. Ave. Yld	2.36%	2.71%	3.49%	0.00%

Total					166,782

As of June 30, 2002, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $166.8 million. These securities, like all fixed income instruments are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2002, the fair value of the portfolio would decline by $1.2 million.

The fair value of our convertible subordinated debenture fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit worthiness. The fair market value of the convertible subordinated debenture as of June 30, 2002, was $91.2 million.

Foreign Currency Exchange Risk

The Company’s revenue originating outside the United States was 41% and 29% of total revenue for the three months ended June 30, 2002 and 2001, respectively, and 38% and 32% of total revenue for the six months ended June 30, 2002 and 2001, respectively. International sales are made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

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

The Company considers the U.S. dollar to be its functional currency for certain of its foreign subsidiaries and the local currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in “Accumulated other comprehensive loss.” Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in “Interest and other income, net.” Total foreign currency losses were immaterial for the three months ended June 30, 2002 and $0.1 million for the three months ended June 30, 2001 and $0.1 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively.

As indicated in the Company’s 2001 Annual Report on Form 10-K, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, effective January 1, 2001, which requires that all derivatives be recorded on the balance sheet at fair value.

The Company uses foreign currency forward contracts to hedge receivables and payables denominated in foreign currency, intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currencies hedged are the British pound and the Euro using foreign currency forward contracts ranging in periods from one to nine months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. Gains or losses arising from forward contracts that were effective as a hedge are included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts are recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Forward contracts to hedge foreign currency transaction exposure of $5.0 million were outstanding at June 30, 2002.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)  The Company’s annual meeting of stockholders was held May 23, 2002 (the “Annual Meeting”).

(b)  The following matters were voted upon at the Annual Meeting:

(i)	The first matter related to the re-election of two directors, Robert Adams and Jeffrey Miller, as directors of the Company to serve until the 2005 annual meeting of stockholders. The votes cast for and against such nominees were as follows:

Names	For	Against

Robert Adams	33,157,081	792,829
Jeffrey Miller	33,055,204	894,706

(ii)	The second matter related to the ratification of the selection of KPMG LLP as the independent auditors of the Company for its fiscal year ending December 31, 2002. A total of 32,993,473 votes were cast for ratification, 950,703 votes were cast against ratification and there were 5,734 abstentions.

(iii)	The third matter related to the approval of one shareholder’s proposal to eliminate the Company’s classified Board of Directors. A total of 17,010,660 votes were cast for approval, 11,104,644 votes were cast for approval against the proposal, and there were 47,389 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 99.2	Purchase Agreement dated as of April 1, 2002 by and among the Registrant and UBS Warburg LLC.

     (b)  Reports on form 8-K:

On April 2, 2002, the Company filed a report on Form 8-K announcing: (1) Plans to report that revenue for the quarter ended March 31, 2002 exceeded analyst estimates, (2) its intention to offer $100 million of senior convertible notes ($115 million if an option for an additional $15 million is exercised in full), and (3) announced the pricing of $125 million of senior convertible notes due 2007.

On March 20, 2002, the Company filed a report on form 8-K relating to the Company’s dismissal of Arthur Andersen LLP (Andersen) and appointment of KPMG LLP as independent accountants for the Company.

On April 11, 2002, the Company filed an amendment to the above referenced Form 8-K on Form 8-K/A to clarify the nature of the dismissal of Andersen.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2002.

DOCUMENTUM, INC. (Registrant)

By:	/s/ Mark Garrett Mark Garrett Executive Vice President and Chief Financial Officer