Form 10-K/A
period 2001-12-31
DOCUMENTUM INC
filed 2002-08-29
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Yes [X]      No [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 2002 as reported on the Nasdaq National market, was approximately $577,023,482. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant’s Common Stock, par value $.001 per share, was 39,335,350 on February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for Registrant’s 2002 Annual Meeting of Stockholders to be held May 23, 2002 are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

Index

PART I
Item 1.	Business	Page 3
Item 2.	Properties	Page 17
Item 3.	Legal Proceedings	Page 17
Item 4.	Submission of Matters to a Vote of Security Holders	Page 18

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Page 19
Item 6.	Selected Consolidated Financial Data	Page 20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 21
Item 7A	Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk	Page 33
Item 8.	Consolidated Financial Statements and Supplementary Data	Page 34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	Page 34

PART III
Item 10.	Directors and Executive Officers of the Registrant	Page 36
Item 11.	Executive Compensation	Page 36
Item 12.	Security Ownership of Certain Beneficial Owners and Management	Page 36
Item 13.	Certain Relationships and Related Transactions	Page 36

PART IV
Item 14.	Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and Reports on Form 8-K	Page 37

SIGNATURES		Page 38

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Documentum, Inc. for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission (SEC) on March 29, 2002, is being filed in connection with the SEC’s review of Documentum’s registration statement on Form S-3 relating to the resale of 4-1/2% senior convertible notes sold by Documentum on April 5, 2002. This Amendment No. 1 provides additional disclosure in Item 1 “Business”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This Amendment No. 1 does not amend the consolidated financial statements, the financial statement schedules or the notes to the consolidated financial statements.

PART I

ITEM 1. BUSINESS

General

Documentum provides enterprise content management (ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content — documents, Web pages, Extensible Markup Language (XML) files, and rich media, also referred to as multimedia, which includes pictures, audio files, and video clips — in one common content platform and repository. Documentum’s platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities. From its inception in 1990 through December 1992, the Company’s activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since that time substantially all of the Company’s revenue has been from licenses of its family of internet-scale ECM system products and related services, which include maintenance and support, education and consulting services. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support ECM for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, an open, standards-based ECM platform. An open, standards-based platform provides developers outside the organization with the standard set of tools that enable them to integrate with the product, resulting in a larger number of developers working to build applications on top of Documentum’s platform. This platform allows for the creation, management and delivery of content to an information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001 the Company introduced four packaged Editions based on the Documentum 4i platform. These Editions — Web Content Management, Portal Content Management, B2B Content Management, and Compliance Content Management — offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. In 2002, a fifth Edition — Digital Asset Management Edition — was released. The Company expects that license and service revenue from Documentum 4i and newer product offerings will account for substantially all of the Company’s revenue for the foreseeable future. As a result, the Company’s future operating results are dependent upon continued market acceptance of these products.

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

Increasingly, Documentum’s ECM solutions are being used to accelerate and extend companies’ online presence, delivering active and trusted content to multiple channels. These solutions enable more than 1,400 organizations worldwide to apply trusted content within and between organizations, driving e-business applications that connect employees, customers and business partners. In fiscal 1999, Documentum evolved from focusing on enterprise document management to focusing on content management to power e-business. As the internet evolved, Documentum helped existing and new customers alike leverage the Web to conduct business by extending its platform to enable Web content management. Since that time, Documentum has focused mainly on a complete content management solution — the ability to manage all the information that exists inside a company, whether through enterprise document management or Web content management, and the use of that information to drive e-business initiatives aimed at customers, partners and employees.

As of December 31, 2001, the Company employed 947 persons, including 345 in sales and marketing, 156 in its consulting and education services organization, 88 in customer technical support, 203 in research and development and 155 in finance and administration. Of these, 234 are located in Europe, 29 are located in Asia Pacific and the remainder is located in North America.

The Company was incorporated in Delaware in January 1990. The Company’s principal executive offices are located at 6801 Koll Center Parkway, Pleasanton, California, 94566. Its telephone number is (925) 600-6800. The Company’s home page can be found on the World Wide Web at http://www.documentum.com. As used in this document, the “Company” and “Documentum,” and other similar terms refer to Documentum, Inc. and its subsidiaries.

Documentum®, Documentum 4i™, Documentum eContent Server™, Documentum Desktop Client™, Uniting the World Through Content™, Documentum Intranet Client™, Documentum Web Publisher™, Documentum Web Development Kit™, Documentum ftpIntegrators™, Documentum Content Personalization Services™, Documentum RightSite®, Documentum Administrator™, Documentum Developer Studio™, Documentum Content Authentication Services™, Documentum Site Delivery Services™, Documentum WebCache™, Documentum ContentCaster™, Documentum eConnector™, (including Documentum eConnector for SAP™, Documentum eConnector for Lotus Notes™, Documentum eConnector for BEA™, Documentum eConnector for ATG™, Documentum eConnector for IBM™, Documentum eConnector for Siebel™ and Documentum eConnector for JDBC™), Documentum CADLink™, Documentum iTeam™, Documentum DocControl Manager™, Documentum Corrective Action Manager™, Documentum Dynamic Content Assembly™, GXPharma™, Documentum DocInput™, Documentum DocViewer™, Documentum DocLoader™, AutoRender Pro™, Documentum Reporting Gateway™, Documentum Print Services Manager™, Docbase™, and Docbroker™ are trademarks of Documentum, Inc. All other trademarks or service marks appearing in this document are the property of their respective holders.

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

We believe that keeping content up-to-date is the biggest challenge in managing content and the requirements for personalization significantly add to the complexity of content management. Through personalization, the corporate Web site becomes a conglomeration of many small, tailored sites. Without an infrastructure that supports dynamic content assembly and delivery, organizations must create Web pages manually.

Other obstacles to effective content management result from the inability to integrate with complementary enterprise systems, application servers, and commerce servers. Add to that the need for publishing to multiple channels such as corporate, partner and affiliate Web sites as well as in print, and to fax, e-mail, cellular phones and PDA devices.

Competition

The market for enterprise content management solutions is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, Interwoven, Stellent and Vignette. Additionally, several other enterprise software vendors, such as Microsoft, Oracle and Lotus (a division of IBM) are potential competitors in the future. We also compete with providers of workgroup solutions, content publishing application providers, and current or potential customers who may develop in-house solutions. As a result of this competition, we face competitive pricing pressures in many of our deals, particularly with respect to deals involving our web content management products.

Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, Lotus and others, have well-established relationships with our current and potential customers and strategic partners, as well as knowledge of the enterprise software industry, which may enable them to more easily offer a single-vendor solution than we are able to provide. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

In addition, although we currently partner with a number of companies that provide complementary products such as web tools, enterprise document repositories and web servers, these partners may introduce competitive products in the future. We are also subject to potential competition from a number of systems consulting and systems integration firms upon which we rely for implementation and other customer support services. Although we seek to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. Further, many of these third parties possess industry-specific expertise and have significantly greater resources than we do, and may market software products that compete with us in the future.

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

Documentum’s Solution

Documentum is taking advantage of this market opportunity with ECM solutions that help companies manage the incredible amount and complexity of dynamic content needed to fuel their applications for customers, business partners and employees and manage it in a secure, or “trusted” manner, which is to restrict unauthorized access and ensure the ability to monitor who has changed, moved, viewed or approved it. These solutions automate the essential functional requirements of content management: content creation and repurposing, management, and delivery. By integrating with desktop systems, enterprise applications, Web applications, and XML/HTML tools, Documentum ECM solutions serve as a technology component of an enterprise-grade business infrastructure.

Today, more than 1,400 organizations worldwide rely on Documentum 4i™, a scalable, reliable, and flexible product architecture with Extensible Markup Language (XML) capabilities, to manage content within and between their organizations to drive content applications for customers, business partners, and employees. Documentum 4i helps to ensure that content used by any application is approved, trusted, smart and available in the required format. It facilitates content creation among collaborative teams and speeds deployment by integrating with complementary system components of the “content value chain.” This contributes to increased efficiency and predictability, improved accuracy, and repeatable best practices. In addition, Documentum 4i can automate business processes that drive the creation, management, approval, distribution, and archival of content, whether for delivery to a Web site or for internal use. This can involve partners, customers, employees, or other members of a virtual community.

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

The Documentum 4i ECM solution helps accelerate content initiatives with specific packages designed to help companies engage in managing Web content, documents, XML content, or rich media. These packages include Documentum 4i Web Content Management Edition for establishing true processes and controls that solve Web site production bottlenecks; Documentum 4i Compliance Edition for content assurance in regulated or controlled environments; Documentum Digital Asset Management Edition for managing rich media assets such as pictures, audio files, and video clips; Documentum 4i B2B Edition for bringing advanced content management to marketplace exchanges and commerce sites and Documentum 4i Portal Content Management Edition for extending portal capabilities to allow portal users to securely access, contribute and interact with all types of enterprise content — Web pages, documents and rich media. Additionally, the Company has developed alliances and strategic relationships with independent software vendors, including portal providers such as BEA, Plumtree, Epicentric, and SAP Portals, in order to allow our products to interoperate with the software from these vendors.

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

In December of 2001, Documentum purchased substantially all of the assets of privately-held Bulldog, Inc., a provider of digital asset management software solutions. Digital asset management software allows companies to store, browse, manage and distribute various digital media content including video, audio, image or text documents. The acquisition of Bulldog has enabled Documentum to complement its ECM capabilities with Digital Asset Management. Documentum is now able to offer a full spectrum of ECM capabilities as one integrated platform — Web Content Management (WCM), Enterprise Document Management (EDM), XML Component Management and Digital Asset Management (DAM). Through the combination of Documentum and Bulldog’s technology, which was completed in March of 2002 with the release of Documentum 4i Media Services, companies are now able to globally manage vast quantities and types of content — from documents and images to Web pages and audio and video files — with one comprehensive platform from a single vendor.

Documentum Editions. Documentum offers five packaged Editions. Each Edition offers a tailored mix of core technology from Documentum 4i and leverages Documentum 4i’s ability to manage the volumes of trusted content. Support and services (including maintenance and education) can be purchased with each Edition. As companies grow, 4i Editions offer flexibility, scalability, and expandability by allowing the addition of other 4i platform components. The five Edition packages are:

•	Documentum 4i Web Content Management Edition. The Documentum 4i WCM Edition provides an enterprise-scale Web content management system with the ability to create, manage, personalize, and deliver dynamic content across the Web. Documentum 4i Platform is extended by adding components specifically required for developing and deploying trusted content to corporate Web sites.

•	Documentum 4i DAM (Digital Asset Management) Edition. The Documentum 4i DAM Edition provides unique capabilities for organizations that produce and distribute broadcast-quality digital and physical assets, such as media and entertainment and broadcast companies. This Edition gives companies the ability to intelligently ingest, securely store, visually browse and manage these rich assets throughout the digital content value chain.

•	Documentum 4i Portal Content Management Edition. The Documentum 4i Portal CM Edition extends and enhances portal capabilities by transforming corporate portals into interactive e-business tools that allow users within and beyond the enterprise to access and act on trusted content. Whether unlocking enterprise information or enabling collaborative projects, the Documentum 4i Portal Edition provides an easy-to-use entryway to business-critical content.

•	Documentum 4i B2B Content Management Edition. The Documentum 4i B2B CM Edition forms a trusted foundation for enabling seamless business-to-business content exchange, global inter-enterprise business processes, information supply chain integration, and rapid B2B application development. Documentum 4i B2B CM Edition can automate the entire information supply chain, extending content management beyond the enterprise and integrating business-critical content and processes across a global trading network.

•	Documentum 4i Compliance Content Management Edition. The Documentum 4i Compliance CM Edition is designed to allow compliance with standards and regulatory rulings that govern how a company does business. This Edition provides the full set of products required to control, audit, report, and secure trusted content.

Documentum also offers a wide variety of products and integrations that complement the above editions.

Documentum negotiates prices charged for its principal products from its price list on a case-by-case basis, taking into account such factors as industry, functionality needed and volume of users, and on a per-seat or per-CPU basis. All transactions are evidenced by a written contract, typically an end-user license agreement, between the Company and the end-user or partner. We typically ship our products within a short period of time after acceptance of orders, which is common in the computer software industry.

Open Architecture

Enterprise integration is essential to fast and effective deployment of content and Documentum has built one of the most open and comprehensive platforms in the market. We provide support for major industry standard languages, including the Java 2 Platform, Enterprise Edition (J2EE™), Extensible Markup Language (XML) and Microsoft .NET. These standard languages allow for developers outside the organization to integrate Documentum 4i with the core components of a global computing infrastructure. This includes integration with commerce platforms such as IBM and Microsoft, enterprise applications such as Siebel and SAP, target marketing tools and Web Application Servers from companies such as BEA Systems, IBM, and Art Technology Group (ATG), and authoring tools such as FrontPage, DreamWeaver and Microsoft Office.

Consulting and Education Services

Deploying ECM solutions involves both a strategic vision and a tactical implementation methodology. Global organizations needing assistance in developing or refining their approach to such a solution can engage directly with the Documentum Worldwide Consulting Services organization. Documentum Consulting understands the requirements for defining an enterprise strategy, and offers architectural design support and implementation approaches covering all of the Documentum 4i Editions, as well as the underlying eBusiness Platform. These service offerings help to enable e-business initiatives within and between global organizations, with time-to-deployment as a primary objective.

Documentum products are targeted at fundamental business processes, including document lifecycle control, auditing of content creation and approval processes, collaboration and reuse of project-related content, and rules-based document assembly from content components. These basic applications, in turn, support more comprehensive solutions that may be designed for a specific industry or market, and that exploit the capabilities of the 4i eBusiness Platform on an enterprise scale. Documentum Consulting works with both customers and partners, focusing on the implementation of these core applications as a foundation for the more comprehensive implementation of an industry solution or custom application.

Documentum Consulting is strategically positioned to deliver services that apply product and deployment expertise to the support of customer and partner requirements including:

•	Creation of enterprise-scale Web content management solutions with the ability to create, manage, personalize and deliver dynamic content across the Web;

•	Enabling real-time contribution and collaboration through the integration of enterprise content management and third-party portal interfaces;

•	Managing the control, auditing, reporting and security processes associated with content required to demonstrate regulatory compliance and adherence to industry standards and practices;

•	Facilitating the aggregation, transformation and syndication of content for online exchanges and support for the automation of the e-business supply chain for vendors, partners and customers;

•	Supporting fundamental platform technology management functions including administration, performance, capacity planning, high-availability, strategic architecture design and deployment strategies; and

•	Providing support to system integrator and technology partners in the design and deployment of industry solutions and best-of-breed integrations.

Documentum Education offers a curriculum of courses on Documentum products for end users, application developers and system administrators. Courses are available at the Company’s training centers in Pleasanton, Houston, Chicago, Philadelphia, Boston, New York, London, Munich, Paris, Tokyo, and Melborne. Documentum Education can also be delivered at a customer’s site or through eLearning.

Technical Support Services

Documentum offers four technical support options. At the cornerstone of the Documentum Customer Support program is the Standard Support Services agreement. The Standard Support Services agreement provides maintenance releases and upgrades, access to a wealth of information and online help via our Electronic Service Center and expert technical phone support for all Documentum products during normal local business hours. Documentum’s Electronic Service Center is a Web site that provides learning, technical tips, and problem resolutions shared by Documentum’s network of support and competency centers.

The Company’s maintenance and technical support agreements are renewable on an annual basis and provide customers with technical support and product upgrades on a when-and-if-available basis.

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

With Documentum Developer Support, customers can leverage Documentum’s development experts’ knowledge and experience in the latest technical tools and capabilities to help streamline their Documentum development process and ensure maximum coding efficiency and quality.

In addition to Standard Support Services, Mission-Critical Support and Developer Support, Documentum offers the Premier Account Support. Global and leading-edge companies require significant knowledge of Documentum plans and strategies in order to prepare and quickly implement their applications. With Premier Account Support, customers receive communication on plans, directions, partner activities, and technical topics. Documentum’s Premier Account Support program offers structured sharing of plans and strategies for managing content in B2B, B2C and B2E environments.

Strategy

Documentum’s objective is to be the leader in enterprise content management. Our strategy is to provide superior products and related services to accelerate content management initiatives within the Global 2000. To achieve this objective, we have adopted the following strategies:

Strengthen Technology Position in the Enterprise Content Management Market. The Company’s enterprise content management platform enables enterprises to improve their overall competitive advantage. Documentum’s offerings enable companies to create, access, manage, share, tailor, package, and securely deliver all types of content — documents, Web pages, XML files and rich media — in multiple formats to multiple participants in the business process. With the Documentum platform, customers are accelerating time-to-market, increasing satisfaction, enhancing supply chain efficiencies and reducing operating costs. We intend to strengthen our technology position through new product developments, new partnerships, and strategic acquisitions.

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

Customers

In 2001, Documentum added 265 new customers. More than 1,400 organizations worldwide now rely on Documentum solutions to enable content-rich interactions with customers, business partners and employees. Documentum solutions are applicable in a wide variety of industries, including process and discrete manufacturing, financial services and business and government services. Among the Company’s many customers are the following: Bayer AG, BEA Systems, Bechtel, BOC Gases, BP, Cisco, Delta Airlines, Dow Chemical, FDA, Ford Motor Company, Hewlett-Packard, Hyundai, IRS, Johnson & Johnson, McDonalds, Merck & Co., Nokia, PepsiCo, Pfizer, Prudential Insurance, Siebel, Sony Pictures Entertainment, Thomson Learning, United Airlines, and Yahoo!. No single customer accounted for 10% or more of Documentum’s total revenue in the fiscal years ended December 31, 1999, 2000 and 2001.

Sales and Marketing

Documentum markets its products though its direct sales force and its indirect channel partners, consisting of system integrators, technology partners, original equipment manufacturers, distributors, and application service providers. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2001, Documentum had 13 sales offices in the United States, nine sales offices in Europe, and one in each of Canada, Japan, Korea, Hong Kong, Singapore, Taiwan, and Australia, as well as distributors in Europe, the Middle East, Asia-Pacific and South Africa.

Documentum has established relationships and will continue to seek additional relationships with major industry vendors that will add value to our products and expand distribution opportunities.

Revenue from transactions that involve indirect channel partners are characterized by one of the following:

•	the partner executes contract with end-user and receives a discount on the transaction

•	the partner is paid a commission for its involvement in the transaction

•	the partner has limited involvement in the transaction and does not receive compensation

Documentum uses a variety of marketing programs to build market awareness of us, our brand name and our products, as well as to attract potential customers for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. Documentum’s marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Product Development

Documentum has committed, and expects to continue to commit, substantial resources to product development. The Company’s existing products were designed after extensive work with potential customers to assess their needs. As part of its product development efforts, Documentum reviews customer feedback on existing products and works with customers and potential customers to anticipate future functionality requirements.

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

In addition, Documentum is committed to developing a family of e-business applications on top of the Documentum 4i platform targeting specific customer requirements for making e-business connections with customers, business partners and employees. The focus will be on developing solutions for managing content vital to emerging e-business exchanges, virtual communities, and build-to-order business collaboration. These applications will leverage Documentum’s strengths in content management, dynamic content assembly and delivery, workflow technology and collaboration to create a “dynamic supply Web” that accelerates the delivery of vital e-business content anytime, anywhere, to any device.

Industry Standards

Documentum provides an open, standards-based ECM platform and family of business applications targeted to customers’ unique business requirements. Documentum is active in numerous standards efforts for the Web, including the Web Distributed Authoring and Versioning (WebDAV) standard and Extensible Markup Language (XML), and the Company’s products are designed for interoperability with critical Web standards such as HTTP and HTML.

Documentum believes it is the repository of choice for customers using XML. Many of our customers use their content repository today for this purpose, and take advantage of the repurposing of content assets possible through XML. With its latest release of the Documentum 4i eBusiness Platform, Documentum now supports end-to-end XML capabilities, including the creation of XML content using industry standard tools, disassembly and reassembly of XML content components, validation of XML schemas, and transformation between schemas as needed. Documentum’s XML capabilities power emerging XML business applications and will allow businesses to lower production costs, shorten production times through repurposing of XML content components, and exchange content seamlessly with other businesses.

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

As a result of its enterprise document management heritage, Documentum has participated in the leading organization that has taken the initiative to define standards specifically for the document management arena, the

Open Document Management API (ODMA). In addition, Documentum is participating in the Workflow Management Coalition (WfMC), which has established widely accepted workflow standards. Documentum’s workflow solutions are fully compliant with the WfMC standard.

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

We are dependent on a relatively small number of customers and those customers tend to be concentrated in several industries. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenue. Additionally, our customers are somewhat concentrated in the process and discrete manufacturing, financial services and business and government services industries. We expect that sales of our products to a limited number of customers and industry segments will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or our failure to market our products successfully to new customers and new industry segments could harm our business and our prospects.

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

Our industry is characterized by vigorous protection and pursuit of intellectural property rights that could result in substantial cost to us. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

We may face product liability claims from our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. A successful product liability claim brought against us could result in payment of substantial damages

We are subject to risks associated with product defects and incompatibilities. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or “bugs,” or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in or delay in recognition of revenue.

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

Executive Officers

As of March 1, 2002, the executive officers of the Company and their ages are as follows:

NAME	AGE	POSITION

David DeWalt	37	President and Chief Executive Officer
Bob L. Corey	50	Executive Vice President and Chief Financial Officer
Mike DeCesare	36	Executive Vice President, Worldwide Field Operations
Joseph P. Gabbert	50	Executive Vice President, Worldwide Human Resources
David Milam	46	Executive Vice President and Chief Marketing Officer
Howard I. Shao	46	Co-Founder and Chief Technology Officer
Robert M. Tarkoff	33	Executive Vice President and Chief Strategy Officer

David DeWalt was appointed to the position of President and Chief Executive Officer in July 2001. Mr. DeWalt joined Documentum in August 1999 as Executive Vice President and General Manager, eBusiness Unit. In January 2001, Mr. DeWalt was promoted to the position of President and Chief Operating Officer. From August 1997 to December 1998, Mr. DeWalt was founding principal and vice president of Eventus Software, a Web content software company, where he was responsible for sales and marketing, consulting services and support, product management and business development. Following Eventus’ 1998 acquisition by Segue Software, an e-business software company, Mr. DeWalt served as vice president, North American sales for Segue. From July 1995 to July 1997, Mr. DeWalt held the position of vice president of sales and marketing at Quest Software, a provider of performance management solutions. Mr. DeWalt also held various positions in sales management at Oracle Corporation, a database software company, from August 1989 to July 1995. Mr. DeWalt holds a Computer Science and Electrical Engineering Degree from the University of Delaware and conducted graduate work in Finance at the University of California, Berkeley.

Bob L. Corey was appointed Executive Vice President and Chief Financial Officer in May 2000. Prior to joining Documentum, Mr. Corey was Senior Vice President of Finance and Administration and Chief Financial Officer for Forte Software, Inc., a provider of software development tools and services, from May 1998 to April 2000, and in February 1999 Mr. Corey was elected to the Board of Directors of Forte. Forte completed a merger with Sun Microsystems, Inc., a computer hardware and applications company, in October 1999. Mr. Corey was Executive Vice President and Chief Financial Officer of SyQuest Technology Inc., a provider of removable storage solutions, from July 1997 to April 1998. Prior to that Mr. Corey was Vice President and Chief Financial Officer of Primavera Systems, a provider of project management software and services for PC’s, from April 1996 to July 1997. From March 1992 to March 1996, Mr. Corey was Executive Vice President and Chief Financial Officer of MTI Technology Inc., a provider of storage solutions. Mr. Corey holds a B.A. in Business Administration from California State University at Fullerton. Mr. Corey joined Arthur Andersen & Co. after completing college where he earned his certificate as a Certified Public Accountant.

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

Joseph P. Gabbert was appointed Executive Vice President, Worldwide Human Resources in December 2001. From April 1995 to December 2001, Mr. Gabbert served as the Company’s Vice President of Human Resources. From October 1990 to April 1995, Mr. Gabbert served in various senior HR leadership roles, in both US and Europe, for Cadence Design Systems, Inc. Prior to that, Mr. Gabbert served in various Human Resources senior leadership roles with the LexisNexis Corporation, a provider of on-line information services to legal, corporate, government and academic markets, from April 1985 to October 1990. Mr. Gabbert holds a Ph.D. in Organizational Psychology from the University of Massachusetts, Amherst and a B.S. degree from Purdue University.

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

Howard I. Shao, a founder of the Company, has served as Chief Technology Officer since 1999. From 1997 to 1999, Mr. Shao was the Company’s Vice President, Product Development. Prior to that, Mr. Shao was the Company’s Vice President, Research and Development since the Company’s inception in June 1990. Mr. Shao received his M.B.A. from Pepperdine University and a B.S. in Computer Science from the Massachusetts Institute of Technology.

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

Employees

As of December 31, 2001, the Company employed 947 persons, including 345 in sales and marketing, 156 in its consulting and education services organization, 88 in customer technical support, 203 in research and development and 155 in finance and administration. Of these, 234 are located in Europe, 29 are located in Asia Pacific and the remainder is located in North America. The Company’s employees are not represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company’s industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

The Company’s headquarters, which contain the principal administrative, engineering, marketing, and sales operations, are currently located in two facilities in Pleasanton, California. The buildings consist of a total of approximately 236,000 square feet under two leases which expire in May 2005 and March 2006. The Company also currently leases offices in Atlanta, Georgia; Boulogne Billancourt, France; Burlington, Massachusetts; Chicago, Illinois; Denver, Colorado; Fairfax, Virginia; Frankfurt, Germany; Hong Kong, Hong Kong; Horsham, Pennsylvania; Houston, Texas; Irvine, California; London, UK; Los Angeles, California; Madrid, Spain; Melbourne, Australia; Munich, Germany; New York, New York; North Easton, Massachusetts; Plano, Texas; Saddle Brook, New Jersey; San Francisco, California; Singapore, Singapore; Stockholm, Sweden; Taipei, Taiwan; Tokyo, Japan; Toronto, Canada; Utrecht, Netherlands; Uxbridge, UK; and Seoul, Korea. These smaller offices currently house various sales, marketing and customer service activities.

The Company believes its current facilities are sufficient to support the Company’s projected growth; however, should the Company grow more rapidly than anticipated, the Company could experience difficulty finding adequate space for expansion. Failure to obtain adequate space on reasonably attractive commercial terms may inhibit the Company’s ability to grow, or otherwise adversely affect the Company’s operations and financial results.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol “DCTM”. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq National Market.

	High	Low

Fiscal 2000:
First Quarter	$47.88	$24.19
Second Quarter	44.69	19.72
Third Quarter	49.16	21.82
Fourth Quarter	59.38	32.88

Fiscal 2001:
First Quarter	$54.00	$11.00
Second Quarter	17.20	8.00
Third Quarter	16.30	8.07
Fourth Quarter	21.98	9.00

The trading price of the Company’s Common Stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, announcements of technological innovations, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may decrease the market price of the Company’s Common Stock.

As of December 31, 2001, the number of common stockholders of record was 182. The Company believes that the number of beneficial holders of its common stock is in excess of 6,500.

The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

On October 18, 2000, the Board of Directors approved a stock dividend that entitled each stockholder of record at the close of business on November 1, 2000 to receive one additional share for every share of the Company’s common stock held on that date. Shares resulting from the dividend were distributed by the transfer agent on or about November 13, 2000. The Company’s stock price reflected the completion of the stock dividend at the opening of the Nasdaq trading session on November 14, 2000. The stock prices in the table set forth above have been adjusted to reflect this dividend.

On December 5, 2001, Documentum completed an acquisition of select assets of Bulldog, Inc., a privately-held company located in Toronto, Canada. The purchase was completed in part through the issuance of 395,570 shares of Documentum common stock, valued at $19.51 per share, of which 34,283 shares were placed into an escrow account for a period of one year (from acquisition date) to secure certain potential indemnification obligations of the share recipients. The issuance of an additional 26,371 shares is contingent (“contingent shares”) on the achievement of certain operational targets relating to the Bulldog assets. In connection with this issuance, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the Company’s belief that the transaction did not involve any public offering. The Company has undertaken to register the shares issued in the acquisition with the Securities and Exchange Commission pursuant to a registration statement on Form S-3. The Company will receive no proceeds from any sale of the Company’s common stock by the selling shareholders under such registration statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

(in thousands, except per share data)	2001	2000	1999	1998	1997

Consolidated Statements of Operations Data:
Revenue:
License	$86,833	$117,861	$72,007	$80,546	$54,536
Service	98,879	79,726	55,957	43,283	21,099

Total revenue	185,712	197,587	127,964	123,829	75,635

Cost of revenue:
License	6,429	7,738	5,497	4,179	2,453
Service	49,651	38,605	32,118	25,684	12,327

Total cost of revenue	56,080	46,343	37,615	29,863	14,780

Gross profit	129,632	151,244	90,349	93,966	60,855

Operating expenses:
Sales and marketing	100,564	84,098	61,486	50,425	35,084
Research and development	34,620	35,340	25,832	18,181	10,986
General and administrative	25,158	23,784	19,549	10,255	5,976
Restructuring costs	6,271	—	—	—	—
Acquisition related costs	—	—	—	2,171	—
Purchased in process research and development	100	—	—	34,622	—

Total operating expenses	166,713	143,222	106,867	115,654	52,046

Income (loss) from operations	(37,081)	8,022	(16,518)	(21,688)	8,809
Interest and other income, net	3,580	5,021	3,773	4,395	2,333
Permanent impairment of investment	(2,012)	—	—	—	—

Income (loss) before income tax provision (benefit)	(35,513)	13,043	(12,745)	(17,293)	11,142
Provision for (benefit from) income taxes	2,780	4,304	(4,333)	6,231	3,788

Net income (loss)	$(38,293)	$8,739	$(8,412)	$(23,524)	$7,354

Net income (loss) per basic common share(1), (2)	$(1.01)	$0.25	$(0.25)	$(0.73)	$0.25

Shares used in basic per share computation(1), (2)	37,934	35,584	33,382	32,442	28,926

Net income (loss) per diluted common share(1), (2)	$(1.01)	$0.22	$(0.25)	$(0.73)	$0.24

Shares used in diluted per share computation(1), (2)	37,934	39,654	33,382	32,442	30,196

Consolidated Balance Sheet Data:
Cash and cash equivalents	$48,420	$43,918	$18,286	$16,240	$14,236
Short-term investments	39,242	59,217	64,258	84,203	78,895
Working capital	81,864	105,041	76,760	97,544	91,697
Total assets(3)	215,890	218,460	169,002	156,195	127,203
Long-term obligations	686	—	73	—	—
Stockholders’ equity	138,931	149,290	110,979	116,813	102,033

(1)	See Note 9 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted shares.

(2)	For comparative purposes, the earnings per share results and shares used to calculate such results for all periods have been revised to reflect a two-for-one stock split which occurred on November 14, 2000.

(3)	Certain prior year balances have been reclassified to conform to current year’s presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Documentum provides enterprise content management (ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content -documents, Web pages, Extensible Markup Language (XML) files, and rich media, also referred to as multimedia, which includes pictures, audio files, and video clips — in one common content platform and repository. Documentum’s platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities. From its inception in 1990 through December 1992, the Company’s activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since that time substantially all of the Company’s revenue has been from licenses of its family of internet-scale content management system products and related services, which include maintenance and support, education and consulting services. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support content management for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, an open, standards-based ECM platform. An open, standards-based platform provides developers outside the organization with the standard set of tools that enable them to integrate with the product, resulting in a larger number of developers working to build applications on top of Documentum’s platform. This platform allows for the creation, , management and delivery of content to an information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001 the Company introduced four packaged Editions based on the Documentum 4i platform. These Editions — Web Content Management, Portal Content Management, B2B Content Management, and Compliance — offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. The Company expects that license and service revenue from Documentum 4i and newer product offerings will account for substantially all of the Company’s revenue for the foreseeable future. As a result, the Company’s future operating results are dependent upon continued market acceptance of these products.

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

The Company uses foreign currency forward contracts to hedge foreign currency receivables and payables. The principal currencies hedged were the British Pound and Euro over periods ranging from one to nine months. Forward contracts were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently in “Interest and other income, net.” The related receivable or liability with counterparties to the forward contracts was recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income (loss) are not material for any period presented. Forward contracts to hedge foreign currency transaction exposure of $1.1 million were outstanding at December 31, 2001. The estimated fair value of these forward contracts at December 31, 2001 was remeasured based on quoted market prices and the effect of this remeasurement on the results of operations was immaterial.

Investment Impairment

The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Valuation of long-lived and intangible assets and goodwill.

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

Results of Operations

The following table sets forth certain items from the Company’s consolidated statements of operations as a percentage of total revenue for the periods indicated:

	2001	2000	1999

Revenue:
License	47%	60%	56%
Service	53%	40%	44%

Total revenue	100%	100%	100%

Cost of revenue:
License	3%	4%	4%
Service	27%	20%	25%

Total cost of revenue	30%	24%	29%

Gross profit	70%	76%	71%

Operating expenses:
Sales and marketing	54%	43%	48%
Research and development	19%	18%	20%
General and administrative	14%	12%	15%
Restructuring costs	3%	—	—

Total operating expenses	90%	73%	83%

Income (loss) from operations	(20%)	3%	(12%)
Interest and other income, net	2%	3%	3%
Impairment of investment	(1%)	—	—

Income (loss) before income tax provision (benefit)	(19%)	6%	(9%)
Provision for (benefit from) income taxes	2%	2%	(3%)

Net income (loss)	(21%)	4%	(6%)

As a percentage of related revenue:
Cost of license revenue	7%	7%	8%
Cost of service revenue	50%	48%	57%

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

License revenue decreased by 26% to $86.8 million in 2001, increased by 64% to $117.9 million in 2000 as compared to $72.0 million in 1999, representing 47%, 60%, and 56% of total revenue in the respective periods. The decrease in license revenue in 2001, in both absolute dollars and as a percentage of total revenue, is a result of continued softness in overall demand for enterprise-wide software licenses. The Company continues to see a shift from larger, enterprise-wide transactions to an increased volume of lower-dollar point solutions as evidenced by an increase in number of transactions and reduction in average revenue per deal. Average revenue per deal has decreased by 6% to $250k in fiscal year 2001 from $267k in fiscal year 1999, while total transactions increased by 12% to 836 from 745 over the comparable fiscal years.

In addition to the weakness in the United States economy that has been prevalent over the last twelve months, the Company continues to experience the effects of an economic downturn in its European market and began to see a downturn in its Asia/Pacific market as well in the second half of 2001. Although license revenue declined overall in 2001, license revenue from international operations only declined by 16% during the period. The events of September 11th have and may continue, for the foreseeable future, to negatively impact demand for the Company’s products in certain industries, such as airlines and travel and entertainment. The increase in license revenue in 2000, in both absolute dollars and as a percentage of total revenue, was due to an increase in the number of licenses sold as the Company rebounded from an overall softness in the market in 1999. In addition, the Company made a significant investment in the size of its sales organization in 2000, resulting in a continued penetration of sales to new as well as existing customers. This increase reflected customer acceptance of Documentum 4i, which was released in the second half of 1999 and expanded the Company’s product offerings into Web content management. License and service revenue from Documentum 4i has accounted for substantially all of the Company’s revenue since that time. In 1999, license revenue was adversely impacted by a general industry slowdown in customer license sales for enterprise software applications. In addition, the Company experienced a weakness in customer demand and difficulty in closing large license contracts with customers in the first half of 1999. The decreases in license revenue as a percentage of total revenue in 1999 was due to increased service revenue, as discussed below, as well as an overall decrease in license revenue due to the industry slowdown. The loss of a major customer or any reduction or delay in orders by such customers would have a material adverse effect on the Company’s business, operating results and financial condition. Also, the Company’s strategy to provide customers with whole solutions could result in software licenses being bundled with services. Therefore, with certain future transactions, the delivery of services may delay recognition of license revenue.

Service revenue increased by 24% to $98.9 million in 2001 and by 42% to $79.7 million in 2000 compared to $56.0 million in 1999, representing 53%, 40% and 44% of total revenue in the respective periods. Maintenance revenue accounted for 67% and 70% of the total service revenue increase for the fiscal year ended 2001 and 2000, respectively. The overall increase was attributable to a larger installed base of customers receiving ongoing maintenance, consulting and training services. The decrease in service revenue as a percentage of total revenue in 2000 was primarily due to an overall increase in license revenue as the Company rebounded from an overall market softness in 1999, as discussed above. The increase in service revenue as a percent of total revenue in 2001 and 1999 was mainly due to a decrease in total license revenue in such years, as discussed above. In the event that license revenue continues to decrease, we believe the growth rate in maintenance revenue may decline.

The Company markets its products through its direct sales force and its indirect channel partners. While the Company has historically generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, distributors, and application service providers. Indirect channel partner revenue comprised 57%, 38%, and 30% of license revenue in 2001, 2000, and 1999, respectively. The increase in indirect channel partner revenue was due in part to a significant increase in the number of partners involved in transactions. This increase was also the result of Documentum expanding its criteria for measuring indirect channel partner revenue in 2001 to include transactions where partners have limited involvement and receive no commissions. In 1999 and 2000, we characterized indirect channel partner revenue as one of the following:

•	the partner executes contract and receives a discount on the transaction

•	the partner is paid a commission for involvement in the transaction

We have not revised prior periods as it was impracticable to do so.

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

Cost of service revenue consists primarily of personnel-related and third party contractor costs incurred in providing consulting services, education services to customers and maintenance services, which includes telephone support. Cost of services revenue increased by 29% to $49.7 million in 2001 and by 20% to $38.6 million in 2000, compared to $32.1 million in 1999, representing 50%, 48% and 57% of the related service revenue in 2001, 2000 and 1999, respectively. The increase in the cost of service revenue in absolute dollar amount was a result of increased personnel-related costs as the Company expanded its consulting, education and maintenance operations to support a larger installed customer base, as well as an increase in solutions offered to customers. The Company’s consulting, education and maintenance headcount increased by 20% to 248 employees in 2001, and by 23% to 206 employees in 2000, as compared to 167 employees in 1999. The overall decrease in cost of service revenue as a percentage of service revenue during the three-year period discussed was primarily due to realization of economies of scale as certain expenses such as consulting costs grew proportionately less than consulting revenue. The Company expects the cost of services revenue to increase in absolute dollar amount as the related service revenue increases.

Operating expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expenses increased by 20% to $100.6 million in 2001 and by 37% to $84.1 million in 2000, compared to $61.5 million in 1999, representing 54%, 43% and 48% of total revenue in 2001, 2000 and 1999, respectively. The increase in absolute dollar amounts for all periods and as a percentage of revenue in 2001 was the result of the Company’s strategy to continue to invest in its sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs in order to increase market share and solidify its position as a leader in the enterprise content management market. Additionally, in 1999, costs were incurred in an effort to rebrand the Company. These costs included the design and development of the Company’s new logo. The decrease in sales and marketing as a percentage of total revenue in 2000 was primarily due to a significant increase in worldwide revenue. The Company expects that sales and marketing expense will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts and expands sales offices in the United States and internationally.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses decreased by 2% to $34.7 million in 2001 and increased by 37% to $35.3 million in 2000, compared to $25.8 million in 1999, representing 19%, 18% and 20% of total revenue in 2001, 2000 and 1999, respectively. The decrease in absolute dollar amount in 2001 reflects the Company’s focus on cost-reduction efforts undertaken during the period while the increase as a percentage of total revenue is due to a decrease in world wide revenues. The increase in absolute dollar amount for 2000 and 1999 reflects the expansion of the Company’s engineering staff and related costs required to support the development of new products, including Documentum 4i, which was introduced in the second quarter of 1999, localization of Documentum 4i, which began in the second quarter of 2000, and enhancements to existing products. The Company’s engineering staff increased by 29% to 207 employees in 2000, as compared to 161 employees in 1999. In addition, the Company incurred $0.8 million in external costs associated with the localization of products. The decrease in research and development expenses as a percentage of total revenue in 2000 was primarily due to the Company’s decision to invest in research and development at a slower rate and invest more heavily in sales and marketing. Based on the Company’s research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore have been expensed as incurred. The Company expects research and development costs will continue to remain constant in absolute dollar amount in order to maintain a consistent level of development of both existing and new products.

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

The Company recorded the low end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, “Accounting for Contingencies.” Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table sets forth an analysis of the components of the restructuring charges recorded in the second and fourth quarters of fiscal 2001:

	Severance
	and	Other
Quarter ended	Benefits	Charges	Total

December 31, 2001:
Severance and benefits	$2,410,288	$—	$2,410,288
Other	—	43,362	43,362

Total December 31, 2001	$2,410,288	$43,362	$2,453,650

June 30, 2001:
Severance and benefits	$3,359,837	$—	$3,359,837
Accrued lease costs	—	355,728	355,728
Other	—	101,863	101,863

Total June 30, 2001	$3,359,837	$457,591	$3,817,428

The following table sets forth the Company’s restructuring reserves as of December 31, 2001:

	Severance
	and	Other
Restructuring reserves	Benefits	Charges	Total

Restructuring charges	$5,770,125	$500,953	$6,271,078
Cash paid	(4,826,681)	(248,024)	(5,074,705)

Balance at December 31, 2001	$943,444	$252,929	$1,196,373

The Company’s remaining reserve balance of $1.2 million consists of $1.1 million of current liabilities to be paid out during fiscal 2002, and $0.1 million of long-term liabilities related to excess facilities primarily with non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal 2005).

The Company originally anticipated quarterly cost savings of $1.7 million as a result of its restructuring activities in fiscal 2001. However, Documentum’s expected cost savings were offset by an anticipated increase in quarterly operating expenses of $1.8 million resulting from the acquisitions of Bulldog, Inc. (completed in December 2001) and Boxcar Software, Inc. (completed in January 2002). The Company does not believe that the restructuring activities have had or will have a material effect on its ongoing operations.

Interest and other income, net

Interest and other income, net for the years ending December 31, 2001, 2000 and 1999 is as follows:

	Year ended December 31,

(in thousands)	2001	2000	1999

Interest income	$4,484	$5,124	$3,773
Gain (loss) on foreign exchange, net	(778)	26	—
Interest and other expense, net	(126)	(129)	—

Total interest and other income, net	$3,580	$5,021	$3,773

Interest and other income, net, decreased $1.4 million in 2001 when compared to 2000, primarily due to a decrease in interest income earned on the Company’s cash, cash equivalents and short-term investments. This decrease resulted from the fact that interest rates decreased throughout 2001 and were at historical lows by the end of the twelve-month period. In addition, the Company sustained an increase in foreign exchange losses as the US dollar strengthened against many of the foreign currencies in which the Company held receivables. Interest and other income, net, increased $1.2 million in 2000 when compared to 1999, primarily due to an increase in interest income as a result of higher average cash balances and higher average interest rates earned on these cash balances. The Company had shifted its investment strategy in 2000 from a portfolio containing predominantly tax-exempt securities to include more higher-yielding, taxable securities.

To date, the Company’s international sales have been generally denominated in U.S. dollars. However, when denominated in a foreign currency the Company has engaged in hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S dollar denominated contracts.

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

Income taxes

In 2001, the Company recorded a provision for income taxes of approximately $2.8 million relating to taxable income in foreign jurisdictions. The Company’s effective tax rate for 2000 and 1999, was 33% and 34%, respectively. In 2000, the decrease in the Company’s effective tax rate was the result of an increased benefit from the Federal Research and Development Credit due to the recent extension of the credit to June 30, 2004. In 1999, the Company recorded a tax benefit of $4.3 million, which it believed was fully recoverable for income tax purposes based on carryback potential against taxes previously paid. To date, the Company has recovered approximately $3.6 million of that benefit and expects to recover the remainder in subsequent periods.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, and it did not have a material effect on its results of operations or financial position. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the Company’s derivative instruments.

Stock Option Exchange

On April 19, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on June 6, 2001. The exchange resulted in the voluntary cancellation by 216 employees of 2,048,850 employee stock options with varying exercise prices in exchange for the same number of replacement options, which were granted on December 11, 2001 (“grant date”). The replacement options had the same terms and conditions as each optionee’s cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options had an exercise price equal to the fair market value of the common stock on grant date, which was $17.54, (2) the replacement options were nonstatutory stock options, and (3) the optionee had to be an employee of the Company on the grant date of the replacement options in order to receive replacement options. All employees were eligible to participate in the program.

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

At December 31, 2001, Documentum’s principal sources of liquidity consisted of $87.7 million of cash and cash equivalents and short-term investments, compared to $103.1 million at December 31, 2000. The Company’s total cash, including long-term investments, totaled $94.3 million at December 31, 2001, compared to $106.2 million at December 31, 2000. The Company’s liquidity could be negatively impacted by a decrease in demand for the Company’s products, which are subject to rapid technological changes, reductions in capital expenditures by the Company’s customers as a result of a downturn in the global economy and intense competition, among other factors. The Company does not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

Cash used in operating activities was $12.2 million in 2001 as compared to cash provided by operations of $15.5 million and $2.6 million in 2000 and 1999, respectively. The use of funds in operations in 2001 was driven by the Company’s net loss for the period, partially offset by non-cash charges related to depreciation, provision for bad debts, the tax benefit related to the exercise of employee stock options, which reduces the Company’s cash outlay for income tax expense, and the impairment of an investment. The net loss for the year was attributable to a reduction in total license revenue and increased operating expenses. The Company’s cash provided by operations in the year ended December 31, 2000 was derived from the Company’s earnings prior to non-cash expenses such as depreciation, amortization and bad debt. Also contributing to cash flows from operations was the tax benefit related to the exercise of employee stock options, partially offset by changes in the Company’s working capital. The following material financial statement changes were noted in 2001:

•	Accounts receivable decreased by $9.5 million as a result of a decrease in total revenue;

•	Other current and other assets increased by $10.3 million primarily due to an increase in our deferred tax asset, which is related to our 2001 provision for income taxes; and

•	Deferred revenue increased by $6.0 million as a result of growth in maintenance revenue from a larger customer installed base.

The Company’s cash provided by operations in the year ended December 31, 1999 was driven by changes in the Company’s working capital, offset by net losses and the effects of non-cash expenses such as depreciation, amortization and bad debt.

Cash provided by investing activities was $1.2 million in 2001 as compared to cash used in investing activities of $17.2 million and $2.4 million in 2000 and 1999, respectively. Cash provided by investing activities in 2001 was driven by the maturity of short-term investments, partially offset by purchases of property and equipment and long-term securities, and cash used in the acquisition of substantially all of the assets of Bulldog, Inc. Cash used in investing activities in 2000 and 1999 was primarily related to purchases of property and equipment and long-term securities, offset by the maturity of short-term investments.

Cash provided by financing activities was $15.9 million, $27.9 million and $1.9 million in 2001, 2000, and 1999, respectively. The Company’s cash provided by financing activities for all periods presented was primarily driven by proceeds received from the exercise of employee stock options and the purchase of employee stock purchase plan shares. On April 15, 1999, the Board of Directors approved the repurchase of up to $20 million of the Company’s common stock on the open market or in private transactions. During 1999, the Company repurchased and retired 1,393,000 shares of its common stock for approximately $10.1 million.

At December 31, 2001, Documentum had net working capital of $81.9 million, as compared with $105.0 million at December 31, 2000. The working capital decrease was comprised of decreases in short-term investments of $20.0 million and accounts receivable of $9.5 million and increases in deferred revenue of $6.0 million and accrued liabilities of $3.8 million, offset by increases in other current assets of $8.9 million and cash and cash equivalents of $4.5 million and a decrease in account payable of $2.7 million.

In June 1998, the Company signed and made a deposit of $2.5 million to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, the Company signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July 2000 and expiring in March 2006. In July 2001, the Company signed an amendment to the existing leases, which provides for the rental of an additional 13,975 square feet of space, beginning July 2001 and expiring in March 2005. The Pleasanton, California space serves as the Company’s headquarters and contains the principal administrative, engineering, marketing, and sales facilities. The Company has made and will continue to make capital purchases related to leasehold improvements and office furniture for new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

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

The following summarizes Documentum’s contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments due by Period

		Less than
(in thousands)	Total	1 year	2-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Unconditional purchase obligations	$1,038	$519	$519	$—	$—
Capital lease obligations	125	77	48	—	—
Non-cancelable operating lease obligations	48,838	9,824	18,965	9,482	10,567
Long-term liabilities related to excess facilities	119		119

Total Contractual Cash Obligations	$50,120	$10,420	$19,651	$9,482	$10,567

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

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, and it did not have a material effect on its results of operations or financial position. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the Company’s derivative instruments.

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

In July 2001, the FASB’s Emerging Issues Task Force (EITF) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending March 31, 2002, and comparative financial statements are required to be reclassified to comply with the new pronouncement. The Company is still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on its results of operations.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability measured at fair value. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires an entity to capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires the long-lived assets to be disposed of to be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The statement establishes a single accounting model based on the framework established by SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company had no asset impairments or significant disposals.

In November 2001, the staff of the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. The Company will adopt the policies outlined in the announcement beginning in the quarter ending March 31, 2002. Historically, reimbursements received for out-of-pocket expenses have been netted against the related expenses in the accompanying consolidated statements of operations. Adoption of the announcement will have no impact on the Company’s gross margin or net income but will increase our services revenue and cost of services revenue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — INTEREST RATE RISK

As of December 31, 2001, the Company’s investment portfolio includes $10.2 million of short-term corporate and municipal bonds which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The remaining $29.0 million of short-term investments are held in short-term securities bearing stated interest rates and are therefore subject to no interest rate risk.

In addition, the Company’s investment portfolio includes $6.6 million of long-term investments bearing stated interest rates and are therefore subject to no interest rate risk.

An immediate 10% change in interest rates would be immaterial to the Company’s financial condition or results of operations.

The following table details the Company’s short-term investments at December 31, 2001:

(in thousands)
U.S. government agencies	$17,003
Corporate bonds and notes	10,162
Medium term notes	7,098
Commercial paper	4,979

$39,242

FOREIGN EXCHANGE RISK

The Company’s revenue originating outside the United States was 30% of total revenue in 2001 and 2000 and 33% of total revenue in 1999. International sales are made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

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

The Company’s exposure to foreign exchange rate fluctuations arise in part from intercompany accounts, which are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

In 2001, the Company initiated a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging significant intercompany balances. The Company currently uses one multinational bank for substantially all of these contracts. In general, these forward foreign exchange contracts have terms of one to nine months. Gains and losses on the settled contracts are included in “Interest and other income, net” and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(i)	On March 14, 2002, Arthur Andersen LLP was terminated as the independent public accountants of Documentum, Inc. (the “Company”). Effective March 14, 2002, the Company appointed KPMG LLP as its independent public accountants.

(ii)	The report of Arthur Andersen LLP on the financial statements of the Company for the years ended December 31, 1999, 2000 and 2001 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii)	The termination of Arthur Andersen LLP as independent public accountants of the Company was approved by the Company’s audit committee.

(iv)	For the years ending December 31, 1999, 2000 and 2001 and through March 14, 2002, the Company had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, with disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of the disagreement in its report on the financial statements of the Company for such years.

(v)	For the years ending December 31, 1999, 2000 and 2001, the Company has had no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K).

(vi)	The Company has provided Arthur Andersen LLP with a copy of the foregoing disclosures and requested that Arthur Andersen LLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in subsection (i), (ii), (iv) and (v) above. A copy of Arthur Andersen’s letter, dated March 20, 2002, was filed as Exhibit 16.1 to our Report on Form 8-K, filed March 20, 2002.

(vii)	During the year ended December 31, 2001, and subsequent interim period through March 14, 2002, the Company did not consult with KPMG LLP regarding application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(I) and (ii) of Regulation S-K.

PART III

Certain information required by Part III is omitted from this Report and will be included in the Registrant’s definitive Proxy Statement which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Executive Officers—See the section titled “Executive Officers” in Part I, Item 1 hereof.

(b)  Directors—The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Certain Transactions.”

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form:

Page Number

1.	Consolidated Financial Statements

	Reports of Independent Public Accountants	F-1

	Consolidated Balance Sheet as of December 31, 2001 and 2000	F-2

	Consolidated Statement of Operations for the three years ended December 31, 2001	F-3

	Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2001	F-4

	Consolidated Statement of Cash Flow for the three years ended December 31, 2001	F-5

	Notes to Consolidated Financial Statements	F-6

2.	Financial Statement Schedules for the three years ended December 31, 2001

	Schedule II, Valuation and Qualifying Accounts Schedule	F-24

All schedules not listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits: See accompanying Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form.	F-25

(b)  Reports on Form 8-K

On December 14, 2001, the Registrant filed a report on Form 8-K relating to the Registrant’s acquisition of select assets of Bulldog, Inc.

On March 20, 2002, the Registrant filed a report on Form 8-K relating to the Registrant’s termination of Arthur Andersen LLP and appointment of KPMG LLP as independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of August, 2002.

DOCUMENTUM, INC.

By:	/s/ David DeWalt
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, David DeWalt, and each one of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any way and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of August 2002.

Signature	Title

/s/ David DeWalt David DeWalt	President and Chief Executive Officer (Principal Executive Officer)

* Jeffrey A. Miller	Chairman of the Board

/s/ Mark Garrett Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

* Robert V. Adams	Chairman Emeritus

* Michael Pehl	Director

* Gary Banks	Director

* Geoffrey A. Moore	Director

* John Hamm	Director

*By: /s/ David DeWalt David DeWalt Attorney-in-fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Documentum, Inc.:

We have audited the accompanying consolidated balance sheet of Documentum, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flow for the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California
January 23, 2002

DOCUMENTUM, INC.

CONSOLIDATED BALANCE SHEET

	December 31,

(in thousands, except per share data)	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$48,420	$43,918
Short-term investments	39,242	59,217
Accounts receivable, net of allowances of $3,542 and $2,535, respectively	45,811	55,306
Other current assets	24,664	15,770

Total current assets	158,137	174,211
Property and equipment, net	34,135	35,667
Long-term investments	6,589	3,025
Goodwill and purchased intangibles	10,066	—
Other assets	6,963	5,557

	$215,890	$218,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,056	$5,751
Accrued liabilities	46,052	42,281
Deferred revenue	27,088	21,073
Current portion of capital lease obligation	77	65

Total current liabilities	76,273	69,170

Other long-term liabilities	686	—

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 38,979 and 36,847 shares issued and outstanding, respectively	39	37
Additional paid-in capital	196,874	168,733
Accumulated other comprehensive loss	(911)	(702)
Accumulated deficit	(57,071)	(18,778)

Total stockholders’ equity	138,931	149,290

	$215,890	$218,460

See accompanying notes to consolidated financial statements.

DOCUMENTUM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

(in thousands, except per share data)	2001	2000	1999

Revenue:
License	$86,833	$117,861	$72,007
Service	98,879	79,726	55,957

Total revenue	185,712	197,587	127,964

Cost of revenue:
License	6,429	7,738	5,497
Service	49,651	38,605	32,118

Total cost of revenue	56,080	46,343	37,615

Gross profit	129,632	151,244	90,349

Operating expenses:
Sales and marketing	100,564	84,098	61,486
Research and development	34,720	35,340	25,832
General and administrative	25,158	23,784	19,549
Restructuring costs	6,271	—	—

Total operating expenses	166,713	143,222	106,867

Income (loss) from operations	(37,081)	8,022	(16,518)
Interest and other income, net	3,580	5,021	3,773
Impairment of investment	(2,012)	—	—

Income (loss) before income tax provision (benefit)	(35,513)	13,043	(12,745)
Provision for (benefit from) income taxes	2,780	4,304	(4,333)

Net income (loss)	$(38,293)	$8,739	$(8,412)

Basic earnings (loss) per share	$(1.01)	$0.25	$(0.25)

Diluted earnings (loss) per share	$(1.01)	$0.22	$(0.25)

Shares used to compute basic earnings (loss) per share	37,934	35,584	33,382

Shares used to compute diluted earnings (loss) per share	37,934	39,654	33,382

See accompanying notes to consolidated financial statements.

DOCUMENTUM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Comprehensive
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Income (Loss)

Balance as of December 31, 1998	33,414	$17	$135,849	$52	$(19,105)	$116,813	$(23,480)

Repurchases of common stock	(1,392)	(1)	(10,062)	—	—	(10,063)
Common stock options exercised	1,294	1	9,173	—	—	9,174
Employee stock purchase plan	352	0	2,782	—	—	2,782
Tax benefit-stock option exercises	—	—	638	—	—	638
Foreign currency translation adjustment	—	—	—	(119)	—	(119)	$(119)
Other	12	—	166	—	—	166
Net loss	—	—	—	—	(8,412)	(8,412)	(8,412)

Balance as of December 31, 1999	33,680	17	138,546	(67)	(27,517)	110,979	$(8,531)

Common stock options exercised	2,631	2	24,407	—	—	24,409
Employee stock purchase plan	546	—	3,774	—	—	3,774
Stock split	—	18	(18)			0
Tax benefit-stock option exercises	—	—	2,019		—	2,019
Foreign currency translation adjustment	—	—	—	(635)	—	(635)	$(635)
Other	(10)	—	5	—	—	5
Net income	—	—	—	—	8,739	8,739	8,739

Balance as of December 31, 2000	36,847	37	168,733	(702)	(18,778)	149,290	$8,104

Common stock options exercised	1,093	1	10,437	—	—	10,438
Employee stock purchase plan	643	1	5,586	—	—	5,587
Stock issued for acquisition	396	—	7,782	—	—	7,782
Tax benefit-stock option exercises	—	—	4,336		—	4,336
Foreign currency translation adjustment	—	—	—	(449)	—	(449)	$(449)
Unrealized gain on available for sale investments				240		240	$240
Net loss	—	—	—	—	(38,293)	(38,293)	(38,293)

Balance as of December 31, 2001	38,979	$39	$196,874	$(911)	$(57,071)	$138,931	$(38,502)

See accompanying notes to consolidated financial statements.

DOCUMENTUM, INC.

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,

(in thousands)	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(38,293)	$8,739	$(8,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on sale of fixed assets	16	559	(143)
Non cash compensation	66	—	—
Depreciation and amortization	14,428	10,997	8,330
Provision for doubtful accounts	2,489	2,408	891
Tax benefit from exercise of stock options	4,336	2,019	638
In process research and development write-off	100	—	—
Deferred tax asset	(3,722)	(329)	(3,297)
Impairment of investment	2,012	—	—
Changes in assets and liabilities:
Accounts receivable	7,803	(22,072)	(10,206)
Other assets	(5,830)	1,787	(3,490)
Accounts payable	(2,695)	106	2,469
Accrued liabilities	1,089	8,498	7,498
Deferred revenue	6,015	2,783	8,368

Net cash provided by (used in) operating activities	(12,186)	15,495	2,646

Cash flows from investing activities:
Purchases of short-term investments	(215,094)	(262,204)	(84,118)
Sales of short-term investments	235,309	267,245	104,064
Purchases of property and equipment	(11,732)	(19,188)	(22,328)
Cash used in acquisition of business	(1,717)	—	—
Purchase of long-term investments	(5,575)	(3,024)	—

Net cash provided by (used in) investing activities	1,191	(17,171)	(2,382)

Cash flows from financing activities:
Issuance of common stock	16,025	28,181	12,122
Repurchases of common stock	—	—	(10,063)
Payments on capital lease obligations	(79)	(238)	(158)

Net cash provided by financing activities	15,946	27,943	1,901

Effect of exchange rate changes on cash	(449)	(635)	(119)

Net increase in cash and cash equivalents	4,502	25,632	2,046
Cash and cash equivalents at beginning of year	43,918	18,286	16,240

Cash and cash equivalents at end of year	$48,420	$43,918	$18,286

Supplemental schedule of cash flow information:
Interest paid	$34	$12	$69
Income tax (refund) paid	(1,786)	$(1,592)	$500
Assets acquired through capital leases	108	—	463

See accompanying notes to consolidated financial statements

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE COMPANY:

Documentum, Inc. (“Documentum” or the “Company”) was incorporated in the state of Delaware in January 1990. Documentum provides enterprise content management (ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content — documents, Web pages, XML files, and rich media — in one common content platform and repository. Documentum’s platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities, while maintaining brand and user experience.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

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

Revenue recognition

The Company’s revenue is derived from the sale of licenses for its internet-scale content management solutions and related services, which include maintenance and support, consulting and education services. Revenue from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Allowances for estimated future returns are provided upon shipment. The Company recognizes revenue on transactions with payment terms beyond its normal due date to the extent such payments are due within twelve months from contract execution date and to the extent the Company has a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions. License revenue from resellers or distributors is recognized when product is sold through to the end user and such sell through is reported to the Company. Revenue from annual maintenance and support agreements are deferred and recognized ratably over the term of the contract. Revenue from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and SAB No. 101 “Revenue Recognition in Financial Statements”.

Deferred revenue

Deferred revenue primarily relates to support agreements that have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the next twelve months. Amounts billed or payments received in advance of revenue recognition for license fees are recorded as deferred revenue.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses foreign currency forward contracts to hedge foreign currency receivables and payables. The principal currencies hedged were the British Pound and Euro over periods ranging from one to nine months. Forward contracts were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts that were effective as a hedge were included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts was recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income (loss) are not material for any period presented. Forward contracts to hedge foreign currency transaction exposure of $1.1 million were outstanding at December 31, 2001. The estimated fair value of these forward contracts at December 31, 2001 was remeasured based on quoted market prices and the effect of this remeasurement on the results of operations was immaterial.

Valuation of long-lived and intangible assets and goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investment securities are designated as available-for-sale and are stated at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity until realized.

The following table details the Company’s short-term investments at December 31, 2001 and 2000:

(in thousands)	2001	2000

U.S. government agencies	$17,003	$13,017
Corporate bonds and notes	10,162	26,055
Medium term notes	7,098	8,918
Commercial paper	4,979	9,440
Municipal Bonds	—	1,787

	39,242	59,217

In addition the Company’s investment portfolio included $6.6 million and $3.0 million of long-term investments at December 31, 2001 and 2000, respectively. The long-term investments at December 31, 2001 comprised of corporate and U.S. government agency debt instruments with maturity dates ranging from January to November of 2003.

Interest and other income, net

Interest and other income, net, consists primarily of interest income earned on the Company’s cash and cash equivalents and investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, and interest expense.

	Year ended December 31,

(in thousands)	2001	2000	1999

Interest income	$4,484	$5,124	$3,773
Gain (loss) on foreign exchange, net	(778)	26	—
Interest and other expense, net	(126)	(129)	—

Total interest and other income, net	$3,580	$5,021	$3,773

To date, the Company’s international sales have been generally denominated in U.S. dollars. However, when denominated in a foreign currency the Company has engaged in hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the estimated useful life or the life of the lease, whichever is shorter. Depreciation and amortization

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable investments.

Reclassifications

Certain prior period balances have been reclassified to conform to current year’s presentation.

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, and it did not have a material effect on its results of operations or financial position. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2001, the FASB’s Emerging Issues Task Force (EITF) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending March 31, 2002, and comparative financial statements are required to be reclassified to comply with the new pronouncement. The Company is still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on its results of operations.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability measured at fair value. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires an entity to capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires the long-lived assets to be disposed of to be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The statement establishes a single accounting model based on the framework established by SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company had no asset impairments or significant disposals.

In November 2001, the staff of the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. The Company will adopt the policies outlined in the announcement beginning in the quarter ending March 31, 2002. Historically, reimbursements received for out-of-pocket expenses have been netted against the related expenses in the accompanying consolidated statements of operations. Adoption of the announcement will have no impact on the Company’s gross margin or net income but will increase our services revenue and cost of services revenue.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3—BUSINESS ACQUISITIONS:

On December 5, 2001, the Company acquired select assets of Bulldog, Inc., a privately-held company, in exchange for consideration totaling approximately $10.2 million, including 395,570 shares of common stock valued at $7.7 million (calculated at $19.51 per share using a five day look-back average from the date of acquisition), cash of $2.0 million, and $0.5 million in acquisition related costs. The acquisition was accounted for using the purchase method of accounting on the date of the acquisition. The acquisition excludes the effect of up to 26,371 additional shares of common stock whose issuance is contingent on achievement of certain operational targets relating to the acquired business. Upon issuance of the additional shares, the Company will adjust the acquired goodwill recorded in connection with the purchase price allocation. Bulldog was a provider of digital asset management software solutions allowing companies to store, browse, manage and distribute various digital media content including video, audio, image or text documents. The Company recorded $0.1 million as a charge related to the write-off of purchased in process research and development recorded within the Research and Development line item of the accompanying consolidated statement of operations. In connection with the purchase, the Company acquired goodwill of $7.4 million and various other intangibles totaling $2.7 million. Intangible assets primarily relate to the value of the existing technology, non-compete agreements, a Sony relationship, other in place customer contracts and trademarks. The cost of the acquired technology, non-compete agreements, Sony relationship, and other in place contracts is amortized on a straight-line basis over the estimated useful lives of five years, three years, two years and three years, respectively. The goodwill of $7.4 million and intangible assets of $0.1 million are not subject to amortization. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the assets will be reviewed for impairment annually and written down and charged to results of operations only in the period in which the recorded goodwill and intangible is more than its fair value. The goodwill and intangible asset will be reviewed for impairment annually (or more frequently if impairment indicators arise) as required by SFAS No. 142.

The following table summarizes the components of the total purchase price and the estimated allocation (in thousands, except per share amount):

Cash	$2,000
Fair value of Documentum common stock (395,570 shares)	7,718
Transaction costs	507

Total purchase price	$10,225

Cash	$283
Accounts receivable	797
Other assets	180
Property, plant, & equipment	1,040
Deferred tax asset	512
Assumed liabilities	(2,809)
Identifiable intangibles	2,675
Write off of in-process research and development	100
Goodwill	7,447

Net assets acquired	$10,225

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are unaudited pro forma combined results of operations and earnings (loss) per share of the Company and Bulldog on the basis that the acquisition had taken place at the beginning of each fiscal year presented:

	Year ended December 31,

	2001	2000

Total Revenue	$191,316	$205,216
Net loss	(51,562)	(594)
Net loss per share	(1.35)	(0.02)

NOTE 4—BALANCE SHEET COMPONENTS: (in thousands)

	December 31,

	2001	2000

Other current assets:
Short-term deferred tax asset	$11,190	$6,411
Prepaid royalties	4,226	2,871
Miscellaneous other current assets	9,248	6,488

	$24,664	$15,770

	December 31,

	2001	2000

Property and equipment:
Computer equipment and software	$52,424	$39,461
Office equipment	3,220	2,549
Furniture and fixtures	5,513	5,089
Capital lease assets	621	484
Leasehold improvements and other	15,729	17,396

	77,507	64,979
Accumulated depreciation and amortization	(43,372)	(29,312)

	$34,135	$35,667

	December 31,

	2001	2000

Accrued liabilities:
Compensation & related benefits	$21,385	$22,857
Royalties	5,316	4,412
Taxes payable	4,423	4,013
Other current liabilities	14,928	10,999

	$46,052	$42,281

NOTE 5— RESTRUCTURING CHARGES:

In the second quarter of fiscal 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.8 million. The restructuring charge was comprised

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded the low end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, “Accounting for Contingencies.” Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table sets forth an analysis of the components of the restructuring charge recorded in the second and fourth quarters of fiscal 2001:

	Severance
	and	Other
Quarter ended	Benefits	Charges	Total

December 31, 2001:
Severance and benefits	$2,410,288	$—	$2,410,288
Other	—	43,362	43,362

Total December 31, 2001	$2,410,288	$43,362	$2,453,650

June 30, 2001:
Severance and benefits	$3,359,837	$—	$3,359,837
Accrued lease costs	—	355,728	355,728
Other	—	101,863	101,863

Total June 30, 2001	$3,359,837	$457,591	$3,817,428

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s restructuring reserves as of December 31, 2001:

	Severance
	and	Other
Restructuring reserves	Benefits	Charges	Total

Restructuring charges	$5,770,125	$500,953	$6,271,078
Cash paid	(4,826,681)	(248,024)	(5,074,705)

Balance at December 31, 2001	$943,444	$252,929	$1,196,373

The Company’s remaining reserve balance of $1.2 million consists of $1.1 million of current liabilities to be paid out during fiscal 2002, and $0.1 million of long-term liabilities related to excess facilities primarily with non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal 2005).

NOTE 6—INVESTMENT IMPAIRMENT:

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

NOTE 7—CAPITAL LEASE OBLIGATION:

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

NOTE 8—STOCKHOLDERS’ EQUITY:

Stock Dividend

On October 18, 2000, the Board of Directors approved a stock dividend that entitled each stockholder of record at the close of business on November 1, 2000 to receive one additional share of common stock for every share of the Company’s common stock held on that date. Shares resulting from the dividend were distributed by the transfer agent on or about November 13, 2000. The Company’s stock reflected the completion of the stock dividend at the opening of the Nasdaq trading session on November 14, 2000. All share and per share amounts have been adjusted retroactively to reflect the dividend.

Stock Repurchase

On April 15, 1999, the Board of Directors approved the repurchase of up to $20 million of the Company’s common stock on the open market or in private transactions. During 1999, the Company repurchased and retired 1,392,000 shares of common stock for approximately $10.1 million. No shares were repurchased during 2001 and 2000.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rights Plan

On February 3, 1999, the Company adopted a Share Purchase Plan (“Rights Plan”) under which all stockholders of record as of February 24, 1999 received rights to purchase shares of a new series of preferred stock. The rights will be exercisable only if a person or group acquires 20% or more of the Company’s common stock or announces a tender offer for 20% or more of the common stock. If a person acquires 20% or more of the Company’s common stock, all rightsholders except the purchaser will be entitled to acquire the Company’s common stock at a 50% discount. The Company’s Board of Directors may redeem the rights prior to the time a person acquires more than 20% of the Company’s common stock.

NOTE 9— BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

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

The following is a reconciliation of the computation for basic and diluted net income (loss) per share:

	Year Ended December 31,

(in thousands, except per share data)	2001	2000	1999

Net income (loss)	$(38,293)	$8,739	$(8,412)

Shares calculation
Weighted average basic shares outstanding	37,934	35,584	33,382
Dilutive options	—	4,070	—

Total shares used to compute diluted income (loss) per share	37,934	39,654	33,382

Income (loss) per basic share	$(1.01)	$0.25	$(0.25)

Income (loss) per diluted share	$(1.01)	$0.22	$(0.25)

Weighted average options to purchase 8,185,676, 636,150 and 6,835,258 shares of common stock at prices ranging from $0.50 to $56.50, $34.86 to $59.38 and $0.16 to $26.72 per share were outstanding as of December 31, 2001, 2000 and 1999, respectively, but were excluded from the computation if either the option’s exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

NOTE 10—STOCK OPTION AND BENEFIT PLANS:

1993 Equity Incentive Plan

In March 1993, the Board of Directors adopted the 1993 Equity Incentive Plan (the “Plan”) providing for the issuance of nonstatutory common stock options to employees and consultants of the Company. The Board of Directors has amended the Plan providing for the grant of incentive stock options (“ISOs”), stock bonuses and stock appreciation rights and allowing for the sale of restricted stock. Under the Plan a total of 11,600,276 shares have been authorized for issuance.

Options may be granted at an exercise price at the date of grant of not less than the fair market value per share for ISOs and not less than 85% of the fair market value per share for nonstatutory stock options, except for options

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Non-Employee Directors’ Stock Option Plan

In November 1995, the Board of Directors adopted the 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the issuance of up to a total of 700,000 nonstatutory stock options to non-employee directors of the Company. All options under this plan have a term of 10 years. Each non-employee director of the Company will automatically be granted a nonstatutory option to purchase 40,000 shares of common stock upon the date on which such person becomes a director. Each non-employee director of the Company is granted an annual option to purchase 15,000 shares of common stock that will be granted on June 30th of each year, provided such person has served continuously as a non-employee director for the past 6 months. Options under the Directors’ Plan will be granted at the fair value of the stock and will vest one-third at date of grant and the remaining options will vest in two equal annual installments.

In 2001, 2000 and 1999, the Company issued 75,000, 140,000, and 100,000 options under the Directors’ Plan, respectively.

1996 Non-Officer Equity Incentive Plan

In October 1996, the Board of Directors adopted the 1996 Non-Officer Equity Incentive Plan (the “Incentive Plan”) providing for the issuance of either nonstatutory common stock options, stock bonuses or rights to purchase restricted stock to employees and consultants of the Company. This plan explicitly excludes directors and employees serving as officers of the Company. Under the Incentive Plan, a total of 12,570,000 shares have been authorized for issuance.

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

In 2001, 2000 and 1999, the Company issued 5,528,471, 4,485,350, and 5,045,140 options under the Incentive Plan, respectively.

1996 Relevance Technologies Stock Plan

Upon the acquisition of Relevance Technologies, the Company’s Board of Directors adopted Relevance’s stock option plan, which was in existence at the time of purchase. The Relevance Plan provides for the issuance of either nonstatutory common stock options, stock bonuses or rights to purchase restricted stock to current employees of the Company who are former employees of Relevance. Relevance stock options outstanding at the time of purchase were converted into options to purchase 73,609 shares of Documentum common stock.

Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share as determined by the Board of Directors. Options granted under the Relevance Plan are exercisable only upon vesting.

At December 31, 2001, 36 shares of restricted stock purchased under the Relevance plan were subject to repurchase by the Company.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity under all the plans is as follows:

	Options Outstanding

		Weighted
		Average
	Shares	Exercise Price

Outstanding as of December 31, 1998	7,522,230	$11.36
Granted	6,047,026	$8.15
Exercised	(1,293,656)	$7.06
Canceled	(2,449,126)	$11.15

Outstanding as of December 31, 1999	9,826,474	$10.03
Granted	6,695,350	$31.65
Exercised	(2,631,144)	$9.27
Canceled	(1,225,917)	$15.67

Outstanding as of December 31, 2000	12,664,763	$15.80

Granted	6,695,988	$16.20
Exercised	(1,093,061)	$9.56
Canceled	(3,796,585)	$30.70

Outstanding as of December 31, 2001	14,471,105	$17.16

On April 19, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on June 6, 2001. The exchange resulted in the voluntary cancellation by 216 employees of 2,048,850 employee stock options with varying exercise prices in exchange for the same number of replacement options, which were granted on December 11, 2001 (“grant date”). The replacement options had the same terms and conditions as each optionee’s cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options had an exercise price equal to the fair market value of the common stock on grant date of $17.54, (2) the replacement options were nonstatutory stock options, and (3) the optionee had to be an employee of the Company on the grant date of the replacement options in order to receive replacement options. All employees were eligible to participate in the program.

At December 31, 2001, options to purchase 6,128,575 shares were vested and 2,127,912 shares were available for future grant under all the plans.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2001	Life (Years)	Price	2001	Price

$0.5000 - $7.3125	1,672,798	7.15	$6.1917	1,509,808	$6.1006
$7.4375 - $8.0000	595,748	7.97	7.9501	212,969	7.9170
$8.0625 - 9.7600	1,688,352	9.37	9.7050	35,794	9.2085
$9.8125 - $11.9200	547,940	8.42	11.4677	142,060	10.9578
$11.9375 - $12.3125	1,978,143	5.87	12.3069	1,839,426	12.3105
$12.3200 - $16.8200	976,551	9.41	15.3314	99,269	14.2050
$17.0000 - $17.5400	2,204,438	9.15	17.5390	570,921	17.5392
$18.3800 - $24.1875	1,503,797	8.86	21.2305	400,908	23.3369
$24.4690 - $27.6565	1,928,238	8.34	26.8928	774,810	26.8951
$28.0000 - $56.5000	1,375,100	8.52	35.4357	542,610	34.8877

$0.5000 - $56.5000	14,471,105	8.24	$17.1573	6,128,575	$15.6604

Options outstanding and options exercisable above do not include 36 shares of restricted stock that are subject to repurchase by the Company at December 31, 2001.

Employee Stock Purchase Plan

In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 3,289,930 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to a maximum of $25,000 per calendar year, to be used to purchase shares of the common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. During 2001, 2000 and 1999, approximately 643,000, 546,000 and 352,000 common shares were purchased under the Purchase Plan, respectively.

Pro forma stock compensation disclosure

The Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock-based compensation plans. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,

(in thousands, except per share data)	2001	2000	1999

Net income (loss):
As reported	$(38,293)	$8,739	$(8,412)
Pro forma	$(83,364)	$(31,049)	$(24,677)
Basic earnings (loss) per share:
As reported	$(1.01)	$0.25	$(0.25)
Pro forma	$(2.20)	$(0.87)	$(0.74)
Diluted earnings (loss) per share:
As reported	$(1.01)	$0.22	$(0.25)
Pro forma	$(2.20)	$(0.87)	$(0.74)

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option grant on the date of grant and the fair value of the shares granted under the Purchase Plan were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,

	2001	2000	1999

Volatility	110.76%	123.48%	83.99%
Risk-free interest rate	4.28%	6.23%	5.63%
Dividend yield	—	—	—
Expected lives (stock options)	4	4	4
Expected lives (Purchase Plan)	0.5	0.5	0.5
Weighted average fair value	$18.61	$34.86	$11.52

The pro forma effects on net income for 2001, 2000 and 1999 are not representative of the pro forma effect on net income in future years as the number of future shares to be issued under these plans is unknown.

401(k) Plan

In November 1993, the Board of Directors adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on behalf of eligible employees. Employees become 25 percent vested in the Company contributions after one year of service, and increase their vested percentages by an additional 25 percent for each year of service thereafter. The Company has not made any contributions to the 401(k) Plan.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company is obligated under non-cancelable operating leases for office space which expire at various times through 2013. Certain leases for office space provide for scheduled rent increases and contain options for additional space. Rent expense is recognized ratably over the lease term. Future minimum lease commitments under these leases are as follows:

(in thousands)
Year ending December 31,
2002	$9,824
2003	9,578
2004	9,387
2005	6,368
2006	3,114
Thereafter	10,567

$48,838

Total rent expense was approximately $9,239,400, $7,766,000 and $5,628,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters

The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse affect on the financial position, results of operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

NOTE 12—INCOME TAXES:

The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 is as follows:

	Year Ended December 31,

(in thousands)	2001	2000	1999

Current:
Federal	$3,550	$1,545	$(3,064)
State	427	428	252
Foreign	2,525	2,699	1,569

	6,502	4,672	(1,243)

Deferred:
Federal	(2,954)	(175)	(1,984)
State	(768)	(193)	(1,106)

	(3,722)	(368)	(3,090)

	$2,780	$4,304	$(4,333)

The components of income (loss) before provision for (benefit from) income taxes are as follows:

	Year Ended December 31,

(in thousands)	2001	2000	1999

Domestic income (loss)	$843	$6,312	$(16,063)
Foreign income (loss)	(36,356)	6,731	3,318

Income (loss) before provision for (benefit from) income taxes	$(35,513)	$13,043	$(12,745)

The tax provision (benefit) is reconciled to the amount computed using the federal statutory rate as follows:

	Year Ended December 31,

(in thousands)	2001	2000	1999

Federal statutory tax provision (benefit)	$(12,430)	$4,565	$(4,461)
State taxes, net of federal benefit	(516)	85	(855)
Change in valuation allowance	704	—	416
Foreign taxes — rate differential/unbenefited taxes	15,286	666	649
Tax exempt interest	—	(312)	(591)
Other	(264)	(700)	509

	$2,780	$4,304	$(4,333)

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. The net valuation allowance increased by $2,797,000 in 2001. The increase is primarily attributable to net operating loss carryforwards and tax credit carryforwards resulting from the tax benefit associated with employee stock plans. The majority of the valuation allowance, if realizable, will be credited to additional paid-in capital and will not be available to offset future provision for income taxes. The significant components of the Company’s deferred tax assets are $10,805,000 and $6,411,000 in other current assets as of December 31, 2001 and 2000, respectively, and $1,562,000 and $2,234,000 in other assets as of December 31, 2001 and 2000, respectively, and detailed as follows:

	Year Ended December 31,

(in thousands)	2001	2000

Deferred tax assets:
Reserves and accruals	$9,440	$5,014
Tax credit & loss carryforwards	30,929	28,108

Total deferred assets	40,369	33,122
Deferred tax liability:
Non-deductible intangibles	(728)	—
Valuation allowance — provision for income taxes	(1,120)	(416)
Valuation allowance — equity	(26,154)	(24,061)

Total net deferred tax assets	$12,367	$8,645

The remaining federal net operating loss carryforwards of $65,038,000 will expire beginning in the year 2019 and federal tax credit carryforwards of $2,504,000 will expire beginning in the year 2012. The remaining state net operating loss carry forwards of $63,908,000 will expire beginning 2002 and state tax credit carry forwards of $1,614,000 will carry forward indefinitely.

NOTE 13—SEGMENT INFORMATION

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

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a breakdown of revenue and long-lived assets by geographic region for years ended December 31, 2001, 2000 and 1999:

For year ended December 31, 2001

	License	Service	Total	Long-Lived
(in thousands)	Revenue	Revenue	Revenue	Assets

North America	$48,784	$81,791	$130,575	$30,487
Europe	32,131	16,323	48,454	2,789
Asia/Pacific	5,484	765	6,249	859
Other	434	—	434	—

Total	$86,833	$98,879	$185,712	$34,135

For year ended December 31, 2000

	License	Service	Total	Long-Lived
(in thousands)	Revenue	Revenue	Revenue	Assets

North America	$70,282	$67,302	$137,584	$31,785
Europe	41,560	11,920	53,480	2,892
Asia/Pacific	2,483	504	2,987	990
Other	3,536	—	3,536	—

Total	$117,861	$79,726	$197,587	$35,667

For year ended December 31, 1999

	License	Service	Total	Long-Lived
(in thousands)	Revenue	Revenue	Revenue	Assets

North America	$37,906	$47,205	$85,111	$24,462
Europe	29,363	8,727	38,090	3,351
Asia/Pacific	3,867	25	3,892	217
Other	871	—	871	—

Total	$72,007	$55,957	$127,964	$28,030

NOTE 14—RELATED PARTY TRANSACTIONS

The Company has distribution agreements with Xerox and its affiliated entities, which provide Xerox or its affiliates with non-exclusive rights to sell the Company’s products in specified territories. For the year ended December 31, 1999, the Company recognized license revenue from Xerox and its affiliated entities of $738,000, and incurred expenses primarily for support services provided by Xerox and its affiliated entities of $64,000. As of fiscal year 2000, Xerox had divested all holdings in the Company and is no longer considered a related party.

During 2001, the Company recognized net revenues of approximately $0.5 million on license and service arrangements with The Capital Group. As of December 31, 2001, The Capital Group owned approximately 11% of the Company’s Common Stock. The Company’s management believes that prices charged by the Company on the arrangements with The Capital Group were comparable to those given to other customers of the Company.

In addition, the Company incurred fees of approximately $25,000 to a non-employee director in return for consulting services.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15— UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

Summarized quarterly supplemental consolidated financial information for 2001 and 2000 is as follows:

	Quarter ended
(in thousand, except
per share data; unaudited)	March 31,	June 30,	September 30,	December 31,	Total

2001
Total revenues	$45,250	$45,617	$44,827	$50,018	185,712
Gross profit	30,630	32,115	31,895	34,992	129,632
Operating loss	(14,599)	(11,967)	(8,319)	(2,196)	(37,081)
Net loss	(14,749)	(14,111)	(7,808)	(1,625)	(38,293)
Basic loss per share	$(0.40)	$(0.37)	$(0.20)	$(0.04)	(1.01)
Diluted loss per share	$(0.40)	$(0.37)	$(0.20)	$(0.04)	(1.01)
2000
Total revenues	$42,172	$44,720	$51,710	$58,985	197,587
Gross profit	31,809	33,809	39,792	45,834	151,244
Operating income (loss)	(287)	850	2,730	4,729	8,022
Net income	332	1,518	2,569	4,320	8,739
Basic earnings per share	$0.01	$0.04	$0.08	$0.12	0.25
Diluted earnings per share	$0.01	$0.04	$0.06	$0.11	0.22

NOTE 16— SUBSEQUENT EVENTS

On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for cash consideration totaling approximately $1.3 million. The acquisition will be accounted for using the purchase method of accounting on the date of the acquisition. Boxcar was a provider of standards-based, next-generation technology for content-aggregation and distribution.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

Documentum, Inc.
Valuation and Qualifying Schedule

	Balance at	Additional	Write-Offs
	Beginning of	Charges to	and Other	Balance at
Classification	Period	Operations	Deductions	End of Period

Allowance for doubtful accounts and other reserves year ended:
31-Dec-99	$2,496,000	$891,000	$(1,558,000)	$1,829,000

31-Dec-00	$1,829,000	$2,408,000	$(1,702,000)	$2,535,000

31-Dec-01	$2,535,000	$2,489,000	$(1,482,000)	$3,542,000

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

(6)2.1	Agreement and Plan of Merger and Reorganization, dated as of July 16, 1998, among Registrant, RTI Acquisition Corporation and Relevance Technologies, Inc.
(10)2.1	Asset Acquisition Agreement, dated as of December 3, 2001, by and between Documentum, Inc. and Bulldog, Inc.
(1)3.1	Registrant’s Amended and Restated Certificate of Incorporation.
(6)3.2	Registrant’s Amendment to Amended and Restated Certificate of Incorporation.
(8)3.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.
(2)3.4	Registrant’s Amended and Restated Bylaws.
(7)3.5	Registrant’s Amendment to Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.
(2)4.2	Specimen stock certificate.
(6)4.3	Registration Rights Agreement, dated July 16, 1998 between the Registrant and certain stockholders.
(8)4.4	Rights Agreement dated as of February 3, 1999 among Registrant and BankBoston, N.A.
(6)10.1	Registrant’s 1993 Equity Incentive Plan, as amended.
(2)10.2	Form of Incentive Stock Option under the Equity Incentive Plan.
(2)10.3	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
(2)10.4	Form of Early Exercise Stock Purchase Agreement.
(7)10.5	Registrant’s Employee Stock Purchase Plan, as amended.
(2)10.6	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan.
(2)10.7	Form of Indemnity Agreement between the Registrant and its officers and directors.
(2)10.8	Industrial Real Estate Lease, dated September 9, 1995, between the Registrant and Sunol Center Associates.
(2)10.9	Letter Agreement, dated July 27, 1993, between the Registrant and Jeffrey A. Miller.
(7)10.10	Industrial Real Estate Lease, dated June 22, 1998, between the Registrant and Patrician Associates, Inc.
Y(3)10.11	Services Partner Agreement, dated April 1, 1996, between the Registrant and Xerox Corporation.
(6)10.12	Registrant’s 1996 Non-Officer Equity Incentive Plan as amended.
(5)10.13	Lease agreement between Registrant and Britannia Hacienda IV Limited Partnership.
(9)16.1	Letter from Pricewaterhouse Coopers LLP dated September 28, 1999.
(11)16.1	Letter from Arthur Andersen LLP dated March 20, 2002.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Public Accountants.
99.1	Letter to Securities and Exchange Commission dated March 29, 2002.
99.2	Certification of Chief Executive Officer and Chief Financial Officer

Y Confidential treatment requested and granted for portions of this exhibit.

(1)  Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.

(2)  Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.

(3)  Filed as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant’s Registration Statement on Form S-8(No. 333-15239) and incorporated herein by reference.

(5)  Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(6)  Filed as an exhibit to Registrant’s Registration Statement on Form S-3 (333-59331).

(7)  Filed as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

(8)  Filed as an exhibit to Registrant’s current report on Form 8-K dated February 3, 1999.

(9)  Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999.

(10)  Filed as an exhibit to Registrant’s current report on Form 8-K dated December 14, 2001.

(11)  Filed as an exhibit to Registrant’s current report on Form 8-K dated March 20, 2002.