Form 10-Q
period 2002-09-30
DOCUMENTUM INC
filed 2002-11-14
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes     X        No            .

     The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 40,005,140 on October 31, 2002.

FORM 10-Q

Index

PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	Page 3
	Condensed Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001	Page 3
	Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2002 and 2001	Page 4
	Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2002 and 2001	Page 5
	Notes to Condensed Consolidated Financial Statements	Page 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 32
Item 4.	Controls and Procedures	Page 33
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	Page 34
Signature		Page 34

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except par value per share data; unaudited)*

	September 30,	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$76,244	$48,420
Short-term investments	97,792	37,842
Accounts receivable, net	43,728	45,811
Other current assets	26,904	24,664

Total current assets	244,668	156,737
Property and equipment, net	25,642	34,135
Long-term investments	60,151	6,589
Intangible assets, net	2,369	2,617
Goodwill	8,317	7,449
Other assets	11,870	8,363

	$353,017	$215,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,855	$3,056
Accrued liabilities	41,330	46,052
Deferred revenue	29,849	27,088
Current portion of capital lease obligation	47	77

Total current liabilities	75,081	76,273

Senior convertible notes	125,000	—
Other long-term liabilities	661	686

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 39,885 and 38,979 shares issued and outstanding, respectively	40	39
Additional paid-in capital	207,457	196,874
Accumulated other comprehensive income (loss)	2,006	(911)
Accumulated deficit	(57,228)	(57,071)

Total stockholders’ equity	152,275	138,931

	$353,017	$215,890

*Certain prior year amounts have been reclassified to conform to current year’s presentation.

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data; unaudited)*

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
License	$28,910	$19,767	$81,039	$62,029
Service	27,417	25,555	79,858	75,242

Total revenue	56,327	45,322	160,897	137,271

Cost of revenue:
License	2,347	1,177	6,055	4,349
Service	12,126	12,250	37,351	38,282

Total cost of revenue	14,473	13,427	43,406	42,631

Gross profit	41,854	31,895	117,491	94,640

Operating expense:
Sales and marketing	23,753	25,965	70,384	80,102
Research and development	8,905	8,128	27,688	26,537
General and administrative	6,213	6,121	18,727	19,069
Restructuring/severance costs	—	—	1,043	3,817

Total operating expense	38,871	40,214	117,842	129,525

Income (loss) from operations	2,983	(8,319)	(351)	(34,885)
Interest and other income (expense), net	(122)	667	125	3,009
Permanent impairment of investment	—	—	—	(2,012)

Income(loss) before income tax provision	2,861	(7,652)	(226)	(33,888)
Provision for (benefit from) income taxes	858	156	(68)	2,780

Net income (loss)	$2,003	$(7,808)	$(158)	$(36,668)

Basic income (loss) per share	$0.05	$(0.20)	$—	$(0.97)

Diluted income (loss) per share	$0.05	$(0.20)	$—	$(0.97)

Shares used to compute basic income (loss) per share	39,760	38,106	39,527	37,728

Shares used to compute diluted income (loss) per share	41,152	38,106	39,527	37,728

*Certain prior year amounts have been reclassified to conform to current year’s presentation.

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(in thousands; unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(158)	(36,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale and disposal of fixed assets	1,809	11
Depreciation	11,027	10,634
Amortization of intangibles and debt issuance costs	925	—
Provision for doubtful accounts	1,870	3,759
Permanent impairment of investment	—	2,012
In process research and development	25	—
Changes in assets and liabilities:
Accounts receivable	212	10,427
Other current assets and other assets	(2,422)	(4,953)
Accounts payable	798	(3,284)
Accrued liabilities	(4,733)	1,614
Deferred revenue	2,762	6,128

Net cash provided by (used in) operating activities	12,115	(10,320)

Cash flows from investing activities:
Purchases of investments	(320,636)	(171,812)
Sales of investments	208,710	180,565
Purchases of property and equipment	(4,333)	(10,552)
Cash used in acquisition of business	(1,143)	—

Net cash used in investing activities	(117,402)	(1,799)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,584	13,066
Payments on capital lease obligations	(55)	40
Net proceeds from convertible debt offering	121,250	—

Net cash provided by financing activities	131,779	13,106

Effect of exchange rate changes on cash	1,332	(70)

Net increase in cash and cash equivalents	27,824	917
Cash and cash equivalents at beginning of period	48,420	43,918

Cash and cash equivalents at end of year	76,244	44,835

*Certain prior year amounts have been reclassified to conform to current year’s presentation.

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been recorded as necessary to present fairly Documentum’s (the Company’s) consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K (as amended on August 29, 2002). The consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period.

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

Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, the allowance for doubtful accounts, warranty reserves, income taxes, restructuring accruals, sales commission accruals, and useful lives of intangible assets and property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts realized or paid could differ from the estimates made by management with respect to these items and other items that require management’s estimates.

Revenue Recognition

The Company’s revenue is derived from the sale of licenses for its enterprise content management solutions and related services, which include maintenance and support, consulting and education services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and SAB No. 101, “Revenue Recognition in Financial Statements.”

The Company recognizes revenue when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. If an undelivered element in a multiple-element arrangement exists, revenue is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element. If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. VSOE of fair value for the undelivered elements is based on the price of the respective undelivered elements when sold separately. Specifically, VSOE of fair value for maintenance and other support is based on the price that customer pays to renew the maintenance agreement. VSOE of fair value for professional services is based on the hourly rates that the Company charges for these services when sold separately.

The Company considers fees to be fixed and determinable for transactions with payment terms that are due within 270 days from the invoice date. The Company has determined that it has a history of successfully collecting without providing concessions when the payment is due within 270 days from the invoice date.

License revenue from resellers or distributors, net of fees, is recognized when the product is shipped to the reseller, distributor or end-user and such sell through to the end-user is reported to the Company. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

The Company’s maintenance and technical support agreements are renewable on an annual basis and provide customers with technical support and maintenance updates and upgrades on the license products purchased, on a when-and-if-available basis. Revenue from maintenance and support agreements is deferred and recognized ratably over the term of the contract. The Company offers consulting services that are generally not essential to the functionality of the software sold by the Company. The majority of consulting revenue is billed on a time and materials basis and the revenue is recognized as the services are delivered, if collectibility is deemed probable. The duration of these consulting services are generally one to three months.

Deferred Revenue

Deferred revenue primarily relates to support agreements that have been paid for by customers prior to the performance of those services. Generally, these services are performed during a twelve month period. Cash received that exceeds the amount of revenue recognized for a particular arrangement is recorded as deferred revenue.

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

For the three month period ended September 30, 2002 one customer accounted for 13% of the total Company revenue. No one customer accounted for more than 10% of total revenue for the nine month period ended September 30, 2002. No one customer accounted for more than 10% of total revenue during the three and nine month periods ended September 30, 2001.

The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses. At September 30, 2002, one customer’s outstanding accounts receivable balance represented 16% of the gross accounts receivable balance and at September 30, 2001 no one customer comprised 10% or more of the gross accounts receivable balance.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the estimated useful life or the life of the lease, whichever is shorter. Depreciation expense was $3.3 million and $3.9 million for the three months ended September 30, 2002 and 2001, respectively, and $11.0 million and $10.6 million for the nine months ended September 30, 2002 and 2001, respectively. In accordance with SFAS No. 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.

Software development costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then either amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, depending on which approach yields the greatest amount of amortization. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

In accordance with the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs of computer software developed or obtained for internal use have been capitalized in connection with the implementation of the software. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. The Company capitalized $0.4 million for the three months ended September 30, 2002 and 2001 and $2.7 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively.

Advertising

The Company expenses costs of advertising as incurred. Advertising expense was $0.1 million for the three months ended September 30, 2002 and 2001, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2002 and 2001, respectively. Advertising expense is included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

Note 3. Change in Accounting Principles

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Emerging Issues Task Force No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, EITF 01-14, which was issued by the Financial Accounting Standards Board (FASB) staff.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, and more frequently upon the occurrence of certain events. The Company’s recorded goodwill and intangible assets at September 30, 2002 related solely to the acquisitions of substantially all of the assets of Bulldog, Inc., and Boxcar, Inc, on December 5, 2001 and on January 23, 2002, respectively. The useful lives assigned to the acquired intangibles at the time of the respective acquisitions were considered appropriate at September 30, 2002. Intangibles not subject to amortization are considered insignificant. The Company had gross intangible assets of $3.0 million and $2.7 million as of September 30, 2002 and December 31, 2001, respectively. Amortization expense of intangible assets with definite lives for the nine months ended September 30, 2002 was $0.6 million.

In connection with its transitional analysis, the Company determined that it has two reporting units, which are identical to its operating segments. During the quarter ended September 30, 2002 the Company completed the first step of the annual impairment test of goodwill as of August 1, 2002. The results of the first step indicated that the fair value of the Company’s reporting units exceeded the carrying value of the respective reporting units. Based on these results the Company did not perform the second step of the annual impairment test as there were no indicators of impairment.

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2002 are as follows:

(in thousands)	License	Service	Total

Balance as of 12/31/01	$1,544	$5,905	$7,449
Goodwill acquired during the year	868	—	868
Balance as of 9/30/02	$2,412	$5,905	$8,317

EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenue in the condensed consolidated statement of operations instead of as a reduction to the related expense. EITF 01-14 also requires that comparative financial statements for prior periods must be reclassified. The adoption of EITF 01-14 resulted in the reclassification from cost of service revenue to service revenue of $0.5 million for the three months ended September 30, 2002 and 2001, and $1.6 million for the nine month periods ended September 30, 2002 and 2001.

Note 4. Foreign Currency, Derivative Financial Instruments and Hedging Activities

The Company considers the U.S. dollar to be its functional currency for certain of its foreign subsidiaries and the local currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in “Accumulated other comprehensive loss.” Gains and losses resulting from remeasuring monetary asset and liability accounts for foreign subsidiaries where the U.S dollar is the functional currency are included in “Interest and other income, net.” The Company’s total foreign currency gain was immaterial for the three months ended September 30, 2002. The Company incurred a loss of $0.3 million for the three months ended September 30, 2001 and losses of $0.1 million and $0.7 million for the nine months ended September 30, 2002 and 2001, respectively.

As stated in the Company’s 2001 Annual Report on Form 10-K (as amended on August 29, 2002), the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, effective January 1, 2001, which requires that all derivatives that do not qualify for hedge accounting be recorded on the balance sheet at fair value.

The Company uses foreign currency forward contracts to serve as an economic hedge on receivables and payables denominated in foreign currency and intercompany receivables and payables. The principal foreign currencies hedged are the British pound and the Euro using foreign currency forward contracts ranging in periods from one to nine months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. Gains or losses arising from forward contracts that were effective as an accounting hedge are included in the basis of the designated transactions. Foreign currency forward contracts totaling $4.5 million were outstanding at September 30, 2002.

Note 5. Business Acquisitions

On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for total consideration of $1.4 million; $1.3 million represented cash consideration and $0.1 million represented acquisition costs. The acquisition was accounted for using the purchase method of accounting on the date of acquisition.

Boxcar was a provider of content aggregation and distribution technology allowing companies to gather content from any source, including Web sites, public folders, file systems and legacy applications, and distribute the content in any format and to any destination. In connection with the purchase, the Company recorded goodwill of $0.9 million and various intangible and other assets totaling $0.5 million. Intangible assets relating to the value of existing technology and non-compete agreements are being amortized on a straight-line basis over the estimated useful lives of five years and three years, respectively. Pro forma disclosures, as if the business had been acquired on January 1, 2002 and 2001, respectively, and transitional disclosures required by SFAS No. 142, have been omitted as revenue, operating loss, net loss and loss per share would not differ materially from the amounts reported.

The following tables summarize the Company’s intangible assets as of September 30, 2002 and the estimated amortization expense through fiscal year 2006:

(in thousands)

		Accumulated	Net
	Gross Costs	Amortization	Intangibles

Amortized intangibles
Existing technology	$2,150	$(384)	$1,766
Non-compete agreements	225	(60)	165
In-place contracts	500	(188)	312

Total	2,875	(632)	2,243
Unamortized intangibles
Trademark	125	—	125

Total intangibles	$3,000	$(632)	$2,368

Amortization in fiscal year ending
2002			$760
2003			757
2004			588
2005			474
2006			229

Total amortization expense			$2,808

Note 6. Convertible Debt

On April 5, 2002, the Company sold $125 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. The Company received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. The Company also incurred debt issuance costs totaling $0.4 million comprising of legal, accounting, and various other fees relating to the offering. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, to convert the Notes into shares of common stock at a conversion price of $30.02 per share. The Notes may be redeemed by the Company on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants.

The Company recognized $1.6 million and $3.1 million of interest expense for the three and nine month periods ended September 30, 2002, respectively. Debt issuance costs are being amortized over five years based on the effective interest rate method and are included in other assets. Amortization of debt issuance costs was $0.2 million and $0.3 million for the three and nine month periods ended September 31, 2002, respectively. As of September 30, 2002, the Company’s debt obligation totaled $125.0 million.

Note 7. Restructuring Charges

In fiscal 2001, and in the second quarter of fiscal 2002, the Company incurred restructuring costs to reduce its world-wide work force, and to consolidate excess facilities. The following table details the restructuring activity through September 30, 2002:

	Severance
	and	Other
	Benefits	Charges	Total

Balance at December 31, 2001:	$943,444	$252,929	$1,196,373
Total charge to operating expense	—	—	—
Cash paid	(467,832)	(8,430)	(476,262)
Balance at March 31, 2002	475,612	244,499	720,111

Total charge to operating expense	1,339,206	—	1,339,206
Cash paid	(232,914)	(29,961)	(262,875)
Adjustments	(294,998)	—	(294,998)
Balance at June 30, 2002	$1,286,906	$214,538	$1,501,444

Total charge to operating expense	—	—	—
Cash paid	(773,675)	(34,713)	(808,388)
Balance at September 30, 2002	$513,231	$179,825	$693,056

In connection with the Company’s restructuring plans, the Company recognized restructuring charges that were comprised of estimated severance and benefits costs related to the involuntary termination or cancellation of offers of approximately 240 employees, of which 220 employees were based in the United States and the remaining employees were based in Europe, Canada, and throughout Asia Pacific. The cost estimates were made based on the remaining amounts due under various contractual agreements and management’s best estimates of the expected obligations. During the three months ended June 30, 2002 the Company decreased the severance and benefits accrual by a net $0.3 million. These adjustments were the result of the Company settling certain severance and benefit obligations for an amount less than originally estimated. The Company’s remaining accrual of approximately $0.5 million will be paid to remaining employees during fiscal 2002 and the first half of fiscal 2003.

The remaining other charges that were recognized in connection with the Company’s restructuring plan include costs that the Company estimated it would incur to exit certain facilities, net of estimated sub-lease income. The Company worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. The remaining accrued liability as of September 30, 2002 relates to both miscellaneous restructuring costs which will be paid out over the remainder of fiscal 2002 and the first half of fiscal 2003, and facilities lease obligations, net of estimated sub-lease income, which will be paid through fiscal 2005.

Note 8. Comprehensive income (loss)

Comprehensive income (loss) is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains/losses and unrealized gains or losses on available-for-sale marketable securities. The Company recorded an unrealized gain on available-for-sale marketable securities of $1.1 million for the three months ended September 30, 2002. The unrealized gain or loss on available-for-sale marketable securities was insignificant for all other periods presented. The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$2,003	$(7,808)	$(158)	$(36,668)
Other comprehensive income (loss):
Unrealized gain on available for sale investments, net of tax	745	—	1,266	—
Foreign currency translation adjustment, net of tax	132	644	1,275	(70)

Comprehensive income (loss)	$2,880	$(7,164)	$2,383	$(36,738)

Note 9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Net income (loss)	$2,003	$(7,808)	$(158)	$(36,668)
Weighted average shares outstanding	39,760	38,106	39,527	37,728

Effect of dilutive securities
Employee stock options	1,392	—	—	—
Adjusted weighted-average shares and assumed conversions	41,152	38,106	39,527	37,728

Basic net income (loss) per common share	$0.05	$(0.20)	$—	$(0.97)

Diluted net income (loss) per common share	$0.05	$(0.20)	$—	$(0.97)

The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the common stock or the Company had net losses, and, therefore, these securities were anti-dilutive. Potentially dilutive securities totaling 8,034,205 and 6,360,154 were excluded for three month periods ended September 30, 2002 and 2001, respectively, and 9,343,311 and 8,562,433 for the nine month periods ended September 30, 2002 and 2001, respectively. The potentially dilutive stock options had per share exercise prices ranging from $0.50 to $56.50.

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

Internationally, the Company markets and supports its products and services segments through its subsidiaries and various distributors. Service revenue consists of customer maintenance, consulting and education services. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a breakdown of revenue, cost of revenue, and long-lived assets by geographic region for the three and nine months ended September 30, 2002 and 2001 (in thousands):

As of and for the three months	License	Service	Total	Cost of License	Cost of Service	Total Cost of	Long-Lived
ended September 30, 2002	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Assets

	$	$	$	$	$	$	$
North America	15,943	17,104	33,047	1,294	7,553	8,847	33,195
Europe	8,947	9,647	18,594	726	3,979	4,705	2,404
Asia/Pacific	3,317	666	3,983	269	594	863	729
Other	703	—	703	57	—	57	—

Total	28,910	27,417	56,327	2,347	12,126	14,473	36,328

As of and for the three months	License	Service	Total	Cost of License	Cost of Service	Total Cost of	Long-Lived
ended September 30, 2001	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Assets

	$	$	$	$	$	$	$
North America	12,265	21,423	33,688	730	8,225	8,955	31,768
Europe	6,100	3,928	10,028	363	3,684	4,047	2,978
Asia/Pacific	176	204	380	10	341	351	828
Other	1,226	—	1,226	73	—	73	—

Total	19,767	25,555	45,322	1,177	12,250	13,427	35,574

As of and for the nine months	License	Service	Total	Cost of License	Cost of Service	Total Cost of	Long-Lived
ended September 30, 2002	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Assets

	$	$	$	$	$	$	$
North America	44,164	54,109	98,273	3,300	24,347	27,647	33,195
Europe	27,077	24,431	51,508	2,023	11,442	13,465	2,404
Asia/Pacific	5,927	1,318	7,245	443	1,562	2,005	729
Other	3,871	—	3,871	289	—	289	—

Total	81,039	79,858	160,897	6,055	37,351	43,406	36,328

As of and for the nine months	License	Service	Total	Cost of License	Cost of Service	Total Cost of	Long-Lived
ended September 30, 2001	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Assets

	$	$	$	$	$	$	$
North America	34,385	62,216	96,601	2,411	25,681	28,092	31,768
Europe	21,926	12,457	34,383	1,537	11,621	13,158	2,978
Asia/Pacific	3,939	569	4,508	276	980	1,256	828
Other	1,779	—	1,779	125	—	125	—

Total	62,029	75,242	137,271	4,349	38,282	42,631	35,574

Note 11. Subsequent Events

Pending Business Combinations

On October 3, 2002, the Company entered into a definitive agreement to acquire eRoom Technology, Inc, a privately held company. eRoom is a provider of extended enterprise collaborative software and services focusing exclusively on providing internet collaboration solutions to the extended enterprise. Upon closing of the acquisition, the Company will issue approximately 7.7 million shares of its common stock, valued at $90.0 million, and pay approximately $12.6 million in cash for all outstanding shares of eRoom’s capital stock, based upon eRoom’s capitalization as of October 3, 2002. In addition, the Company will reserve approximately 1.7 million shares of common stock, valued at $10.7 million, for issuance upon exercise of stock options that are being assumed by the Company in the acquisition. Upon closing of the acquisition, approximately 15% of the total consideration will be placed in escrow for one year to secure eRoom’s customary representations and warranties.

On November 4, 2002, the Company announced the signing of a definitive agreement to acquire TrueArc Corporation, a privately held company, for $3.6 million. TrueArc is a provider of electronic records management and digital preservation software. Consideration for the purchase will be paid in cash.

These acquisitions are expected to close in the fourth quarter of fiscal 2002.

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

Overview

Documentum provides enterprise content management (ECM) software solutions that bring intelligence and automation to the creation, management, personalization, and distribution of vast quantities and types of content -documents, Web pages, XML files, and rich media — in one common content platform and repository. Documentum’s platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities. From its inception in 1990 through December 1992, the Company’s activities consisted primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since that time substantially all of the Company’s revenue has been from licensing its family of enterprise content management system products and related services, which include maintenance and support, education and consulting services.

The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to support content management for customers, partners, and employees. In 1999, the Company introduced Documentum 4i, an open, standards-based content management platform. An open, standards-based platform provides developers outside the organization with the standard set of tools that enable them to integrate the product, resulting in a larger number of developers working to build applications on top of Documentum’s platform. This platform allows for the creation, delivery, management and personalization of content and the delivery of that content to an information device, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001, the Company introduced four packaged Editions based on the Documentum 4i platform. These Editions – Web Content Management, Portal Content Management, B2B Content Management, and Compliance – offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. In 2002, a fifth Edition – Digital Asset Management Edition – was released.

During the quarter ended September 30, 2002, the Company released its next generation ECM platform, Documentum 5. Documentum 5 is built upon the Company’s flagship ECM platform providing a unified platform for Enterprise Document Management, Web Content Management, Digital Asset Management and Fixed Content Management. The Company’s development of Documentum 5 focused on five key areas: (1) ease of use and improved product quality, (2) collaboration – which allows for users to share information and collaborate over documents and business processes, (3) compliance and security – which enables the platform to fulfill the compliance obligations of regulated business functions, (4) unified content services – which is the ability to pool and organize different forms of content in the core of the business operation, thus making it easier for businesses to automate business processes across departments, and (5) support of new content forms, including rich media and electronic forms, records, and reports generated from disparate enterprise applications, such as enterprise resource planning and customer relations management systems.

The Company expects that license and service revenue from Documentum 5 and newer product offerings will account for substantially all of the Company’s revenue for the foreseeable future. As a result, the Company’s future operating results are dependent upon continued market acceptance of these products as well as the successful integration of both the eRoom and TrueArc acquisitions. Assuming that both acquisitions close in December of 2002 (see Business Acquisitions for further details), the Company expects combined total revenue of $62.5 to $64.5 million and diluted earnings per share of $.07 to $.09 for the quarter ending December 31, 2002.

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

Revenue Recognition
 The Company’s revenue is derived from the sale of licenses for its enterprise content management solutions and related services, which include maintenance and support, consulting and education services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and SAB No. 101, “Revenue Recognition in Financial Statements.”

The Company recognizes revenue when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. If an undelivered element in a multiple-element arrangement exists, revenue is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element. If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. VSOE of fair value for the undelivered elements is based on the price of the respective undelivered elements when sold separately. Specifically, VSOE of fair value for maintenance and other support is based on the price that customer pays to renew the maintenance agreement. VSOE of fair value for professional services is based on the hourly rates that the Company charges for these services when sold separately.

The Company considers fees to be fixed and determinable for transactions with payment terms that are due within 270 days from the invoice date. The Company has determined that it has a history of successfully collecting without providing concessions when the payment is due within 270 days from the invoice date.

License revenue from resellers or distributors, net of fees, is recognized when the product is shipped to the reseller, distributor or end user and such sell through to the end-user is reported to the Company. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

The Company’s maintenance and technical support agreements are renewable on an annual basis and provide customers with technical support and maintenance updates and upgrades on the license products purchased, on a when-and-if-available basis. Revenue from maintenance and support agreements is deferred and recognized ratably over the term of the contract. The Company offers consulting services that are generally not essential to the functionality of the software sold by the Company. The majority of consulting revenue is billed on a time and materials basis and the revenue is recognized as the services are delivered, if collectibility is deemed probable. The duration of these consulting services is generally one to three months.

Allowance for Doubtful Accounts
 The Company maintains an allowance for doubtful accounts that is based on estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would result in additional operating expense in the period such determination was made.

Warranty Reserves
 The Company maintains reserves for costs associated with future product warranty obligations. With the release of Documentum 5, and the anticipated future introduction of Documentum 5 add-on modules, the Company may significantly increase the reserve if the new products contain undetected errors, or “bugs,” or performance problems, which are discovered only after the product is installed and used by customers.

Accounting for Income Taxes
 The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. If the Company’s assessment of the deferred tax asset or the corresponding valuation allowance were to change, the related adjustment would be charged to income in the period such determination was made. The effective tax rate may vary by quarter based on the Company’s results, the mix of domestic and international income, as well as the potential effect of the acquisitions of eRoom and TrueArc.

Sales Commission Expense
 The Company uses estimates to determine the accrual for expenses that are incurred in connection with commission accelerators that are paid to sales personnel. Commission accelerators that are above and beyond their typical commission rate are typically paid to sales personnel that have exceeded quota for a given period of time. In general, these estimates are based on the historical experience of our sales personnel, sales forecasts and the recent performance of the sales personnel based upon the most current information available to management. However, because of the multiplier effect of the commission accelerators actual results may differ from the period-end accruals.

Impairment of Goodwill and Long-Lived Assets
 SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires that goodwill be tested for impairment at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill will be tested for impairment annually on August 1. The Company performed the impairment test as of August 1, 2002. The results of this test indicated that the fair value of the Company’s reporting units were greater than the carrying amounts of the respective reporting units. Accordingly, the Company did not record an impairment charge.

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

Results of Operations

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
License	51%	44%	50%	45%
Service	49%	56%	50%	55%

Total revenue	100%	100%	100%	100%

Cost of revenue:
License	4%	3%	4%	3%
Service	22%	27%	23%	28%

Total cost of revenue	26%	30%	27%	31%

Gross profit	74%	70%	73%	69%

Operating expense:
Sales and marketing	42%	57%	44%	58%
Research and development	16%	18%	17%	19%
General and administrative	11%	13%	12%	14%
Restructuring/severance costs	—	—	—	3%

Total operating expense	69%	88%	73%	94%

Income (loss) from operations	5%	(18%)	—	(25%)
Interest and other income, net	—	1%	—	2%
Permanent impairment of investment	—	—	—	(2%)

Income (loss) before income tax provision	5%	(17%)	—	(25%)
Provision for income taxes	1%	—	—	2%

Net income (loss)	4%	(17%)	—	(27%)

As a Percentage of Related Revenue:
Cost of license revenue	8%	6%	7%	7%
Cost of service revenue	44%	48%	47%	51%

Revenue

During the current quarter, the Company saw revenue growth increase slightly as a result of continued demand for its products. The Company’s success in the growing enterprise content management space was attributed to several factors, including the Company’s ability to address enterprise content management needs as a result of heightened compliance and regulatory standards across several industries and the Company’s success in offering a comprehensive suite of content management products. Additionally, the Company was successful in up-selling to existing customers as customers expanded their use of Documentum products, adding additional licenses and deploying the licenses within different departments and divisions, and in many cases standardizing on Documentum’s platform throughout their global organizations. The Company closed five deals over $1.0 million and had license revenue from one customer that accounted for 25% of total license revenue and 13% of total revenue for the quarter ended September 30, 2002. As a result, average deal size increased by $0.1 million to $0.3 million for the quarter ended September 30, 2002 from $0.2 million in the comparable prior period. These factors, combined with the Company’s stream-lined cost structure, resulted in improved operating results in the quarter ended September 30, 2002, as compared to the same period a year ago. The Company’s revenue was driven by solid growth in both its international and domestic regions. North America drove the Company’s license revenue growth, validating a strengthening demand for products in the U.S. The Company also saw positive license revenue growth within its Asia Pacific and Europe, Middle East and Africa (EMEA) regions. The third quarter typically represents a slow quarter within the EMEA region. For the three months ended September 30, 2002, license revenue in North America increased 30% or $3.7 million and in the EMEA region increased 47% or $2.8 million, over the comparable period a year ago. The Company’s EMEA and North America sales regions drove the Company’s service revenue growth as well. For the three months ended September 30, 2002, service revenue in these two regions increased 6% or $1.4 million over the comparable quarter in the previous year. Service revenue growth is driven by the Company’s maintenance and the renewal rates realized.

The Company’s revenue growth and profitability depend in large part on the overall global economic and business conditions and the demand for information technology. Although recent economic data indicate that macroeconomic conditions may be stabilizing, capital spending by corporations, and more specifically technology spending, appears to be lagging behind the overall economic recovery. International and domestic economic conditions showed noticeable signs of improvement during the current quarter, however visibility of an extended recovery remains uncertain. The Company plans to continue monitoring the economic conditions of the United States, European and Asia/Pacific economies and will adjust its operating plan accordingly.

License revenue increased by 46% to $28.9 million for the three months ended September 30, 2002 from $19.8 million for the three months ended September 30, 2001, representing 51% and 44% of total revenue in the respective periods and increased by 31% to $81.0 million for the nine months ended September 30, 2002 from $62.0 million for the nine months ended September 30, 2001, representing 50% and 45% of total revenue in the respective periods. The growth in license revenue in absolute dollars and as a percentage of total revenue for the periods presented was due to an increase in licenses sold. The increase in licenses sold was driven by increased traction in key vertical markets including telecommunications, retail, and chemicals, the Company’s up-sell and cross-sell penetration into its existing customer base, and increased world wide demand in response to enterprise requirements for a comprehensive content management solution needed to meet both regulatory standards and manage massive amounts of content. In addition, the Company believes that the growth in licenses sold reflects widespread customer standardization on the Documentum platform. Further validating the Company’s success was $8.2 million in license revenue from new customers as compared to $7.1 million during the comparable quarter in the prior year. During the three months ended September 30, 2002, the Company had one sale accounting for $7.2 million or 25% of total license revenue. No customer accounted for greater than 10% of total license revenue for the nine months ended September 30, 2002. For the three months ended September 30, 2001, the Company had sales to a single customer which accounted for $2.2 million or 11% of license revenue. The Company did not have sales to a single customer that accounted for greater than 10% of license revenue for the nine months ended September 30, 2001. The Company anticipates that the demand for its products will continue to increase as the overall economic conditions strengthen and the overall demand for enterprise content management increases; more specifically, the Company expects license demand to increase as the Company sees a growing trend of customers need for a common enterprise-wide approach to content management and a platform suitable for fulfilling the compliance obligations of regulated business functions. Furthermore, with the release of Documentum 5, the future release of add-on modules and the integration of the eRoom and TrueArc acquisitions, the Company should see increased license revenue opportunities as more user seats are deployed throughout customer enterprises and the Company makes additional sales to new customers.

The Company’s customers include a number of its suppliers and, on occasion, the Company has purchased goods or services for the Company’s operations from these vendors at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated, settled in cash and recorded at terms the Company considers to be arm’s-length. During the quarter ended September 30, 2002, the Company recognized revenue of $0.2 million from the sale of software to a leading e-business software infrastructure company. During the same period, the Company purchased $0.1 million of software from the e-business software infrastructure company. During the second quarter of fiscal 2002, the Company recognized revenue of $1.1 million from the sale of software licenses to a leading financial services organization and in the same period the Company paid the financial services organization $3.7 million in commissions in connection with the convertible debt offering that was completed on April 5, 2002. During the first quarter of fiscal 2002, the Company recognized revenue of $1.0 million from the sale of software licenses to one of the world’s largest enterprise software companies. During the same period, the Company purchased $0.4 million of software from the enterprise software company for use in managing its internal corporate portal. During the quarter ended September 30, 2001, the Company recognized revenue of $0.4 million from a provider of application and database management software products. During the same period, the Company purchased $0.5 million of software from the application and database management software company.

Service revenue increased by 7% to $27.4 million for the three months ended September 30, 2002 from $25.6 million for the three months ended September 30, 2001, representing 49% and 56% of total revenue in the respective periods, and increased by 6% to $79.9 million for the nine months ended September 30, 2002 from $75.2 million for the nine months ended September 30, 2001, representing 50% and 55% of total revenue in the respective periods. Specifically, the Company’s maintenance revenue increased by $2.6 million and $7.5 million for the three and nine months ended September 30, 2002, respectively, over the comparable periods presented, and consulting and education service revenue decreased by $0.8 million and $2.8 million for the three and nine months ended September 30, 2002, respectively, over the comparable periods presented. The increase in maintenance revenue was attributable to a larger installed base of customers receiving ongoing maintenance and support services, maintenance renewals of approximately 90% of customers making first time product license purchases, and a growth in “back-

maintenance.” In the event a customer renews a maintenance agreement after the maintenance term has expired, the Company will immediately recognize revenue for the back-maintenance period after receiving a commitment from the customer. The back-maintenance period represents the period of time that begins on the expiration date of the maintenance agreement and extends through the date the maintenance agreement was renewed. Back maintenance was $0.5 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively, and was $2.2 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively. The Company believes that the decrease in consulting and education service revenues for the periods noted is due to adverse macro-economic factors associated with customer purchases and software deployment methodologies. Customers have increased their use of internal resources to deploy purchased licenses and are limiting the number of attendees to the Company’s education seminars. The decrease of service revenue as a percentage of total revenue was due to the increase in license revenue for the three and nine month periods ended September 30, 2002 over the comparable prior year, as described above. The continued growth of the Company’s service revenue depends on the growth of the Company’s software license revenues. With the release of Documentum 5 during the three months ended September 30, 2002, the Company expects that demand from its installed base and new customers for consulting, education and maintenance services may increase over the next several quarters. Furthermore, the Company continues to expand its array of service offerings through innovative on-line training courses. However, the Company cannot give assurance that it will be successful in expanding its consulting and education services.

The Company markets its products through its direct sales force and its indirect channel partners. While historically the Company has generated the majority of its revenue from its direct sales force, the Company has also focused on complementing its direct sales channel with indirect channels, consisting of systems integrators, technology partners, original equipment manufacturers, distributors, and application service providers. While a small portion of the Company’s sales result directly from these indirect channel partners without participation by the Company’s direct sales force, indirect channel partners play a significant role in identifying sales prospects and complementing the efforts of our direct sales force. Revenue from transactions that involved indirect channel partners comprised 84% and 66% of license revenue for the three months ended September 30, 2002 and 2001, respectively, and 76% and 46% of license revenue for the nine months ended September 30, 2002 and 2001, respectively. The increase in indirect channel revenue is due to the Company’s continued investment in channel programs, as evidenced by a restructured compensation program that was implemented to incent the direct sales force to include indirect channel partners in transactions. Revenue from indirect channel partners for any period is subject to significant variations. As a result, the Company believes that period-to-period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

International revenue represented 46% and 38% of license revenue for the three months ended September 30, 2002 and 2001, respectively, and 46% and 45% of license revenue for the nine months ended September 30, 2002 and 2001, respectively. The increase over the three month periods presented is driven by the rate of license revenue growth seen in Europe and Asia/Pacific regions as compared to domestic growth. Europe license revenue increased by $2.8 million and Asia/Pacific license growth increased by $3.1 million while domestic license growth increased by $3.7 million for the three months ended September 30, 2002 over the same period a year ago. Both Europe and Asia/Pacific license revenue growth was impacted by a world-wide sale to one customer in the amount of $7.2 million. This transaction contributed $3.6 million and $1.6 million to the Europe and Asia/Pacific regions, respectively. The increase in total revenue over the comparable nine month periods presented is driven by an increase in absolute dollar revenue growth for EMEA and Asia/Pacific combined over domestic revenue streams. In many instances, especially with large purchases by multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein are based on where licenses were sold, and may or may not represent where the products are used. As a result, the Company believes the period-to-period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Cost of revenue

Cost of license revenue consists of royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third parties for selected products, include both fixed and variable fees. Cost of license revenue increased by 92% to $2.3 million for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001 and increased by 42% to $6.1 million for the nine months ended September 30, 2002 from $4.3 million for the nine months ended September 30, 2001, representing 8% and 6% of the related license revenue for the three months ended September 30, 2002 and 2001, respectively, and 7% of the related license revenue for the nine months ended September 30, 2002 and 2001. The absolute dollar increase in cost of license revenue for both the three and the nine months ended September 30, 2002 over the comparable periods in 2001 is due to the increased license revenue. Cost of license revenue increased as a percentage of license revenue for the three months ended September 30, 2002 over the comparable period in 2001 due to a change in the mix of products being sold as the Company sold more royalty-bearing products as a percentage of license revenue as compared to the same period a year ago. The Company expects the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of service revenue consists of personnel-related costs incurred in providing consulting services, education to customers and maintenance services, which includes telephone support. Cost of service revenue decreased by 2% to $12.1 million for the three months ended September 30, 2002 from $12.3 million for the three months ended September 30, 2001 and decreased by 2% to $37.4 million for the nine months ended September 30, 2002 from $38.3 million for the nine months ended September 30, 2001, representing 44% and 48% of the related service revenue for the three months ended September 30, 2002 and 2001, respectively, and 47% and 51% of the related service revenue for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of service revenue in absolute dollar amounts and as a percentage of service revenue is due to a decrease in consulting and education revenues, as described above. The Company’s service gross profit increased by 15% to $15.3 million for the three months ended September 30, 2002 from $13.3 million for the three months ended September 30, 2001 and increased by 15% to $42.5 million for the nine months ended September 30, 2002 from $37.0 million for the nine months ended September 30, 2001. The improvements in margin can be attributed to growth in higher margin maintenance revenue, greater use of on-line and on-site training courses, and cost efficiencies realized within the consulting organization. The Company expects that this trend will continue to the extent that it can maintain and implement effective cost models for its consulting and training organization and sustain its maintenance revenue margins.

Operating expenses

Sales and marketing. Sales and marketing expenses consist of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses and costs of other market development programs. Sales and marketing expense decreased by 8% to $23.8 million for the three months ended September 30, 2002 from $26.0 million for the three months ended September 30, 2001 and decreased by 12% to $70.4 million for the nine months ended September 20, 2002 from $80.1 million for the nine months ended September 30, 2001, representing 42% and 57% of total revenue for the three months ended September 30, 2002 and 2001, respectively, and 44% and 58% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. The decrease in absolute dollar amounts and as a percentage of total revenue was due to a decrease in sales compensation mostly driven by restructuring activities. Sales headcount was reduced by 9% to 356 employees for the period ending September 30, 2002 from 391 employees in the comparable period one year ago. Adding to the decrease was management’s further implementation of cost control initiatives, and a redesign of the Company’s compensation plan that resulted in lower commissions. Commission expense decreased by $0.9 million and $5.0 million for the three and nine month periods ended September 30, 2002, over the comparable periods in the prior year. These decreases were partially off-set by increased costs associated with the Company’s expansion of sales offices in Italy, Sweden, Mexico, and office relocation efforts in the Company’s New York sales region. The Company expects to monitor sales capacity worldwide in order to pursue global revenue and market opportunities. Sales and marketing expense will increase in absolute dollar amounts as the Company expands its sales and marketing efforts and incurs additional personnel costs related to the acquisitions of eRoom and TrueArc, however sales and marketing costs are expected to continue to decrease as a percentage of total revenue.

Research and development. Research and development expenses consist of salaries and benefits for software developers, contracted development efforts and related facilities costs. Research and development expenses increased by 10% to $8.9 million for the three months ended September 30, 2002 from $8.1 million for the three months ended September 30, 2001, and increased by 5% to $27.7 million for the nine months ended September 30, 2002 from $26.5 million for the nine months ended September 30, 2001, representing 16% and 18% of total revenue for the three months ended September 30, 2002 and 2001, respectively, and 17% and 19% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. The increase in absolute dollars for the periods presented is due to increased spending on product integration costs incurred as a result of the Bulldog, Inc. and Boxcar Software, Inc. acquisitions and costs attributed to the launch of Documentum 5 during the quarter ended September 30, 2002. For the three and nine month periods ended September 30, 2002, the Company incurred $0.6 million and $2.0 million, respectively, in integration and product related costs. The nature of these costs related to the integration of the Digital Asset Management technology acquired in the Bulldog acquisition and content distribution and aggregation technology acquired in the Boxcar acquisition. Based on the Company’s research and development process, costs incurred between the establishment of technological feasibility and general release have been insignificant and therefore all costs relating to research and development are expensed as incurred. The Company expects research and development costs to increase in absolute dollar amount as a result of additional personnel and integration costs that will be incurred in connection with the eRoom and TrueArc acquisitions, and in order to continue the development of both existing and new products.

General and Administrative. General and administrative expenses consist of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. General and administrative expenses were relatively consistent for the three-months ended September 30, 2002 and 2001, and decreased by 2% to $18.7 million for the nine months ended September 30, 2002 from $19.1 million for the nine months ended September 30, 2001, representing 11% and 13% of total revenue for the three months ended September 30, 2002 and 2001, respectively, and 12% and 14% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the amount of general and administrative expenses for the nine months ended September 30, 2002 over the nine months ended September 30, 2001 is due to the Company’s restructuring efforts, specifically the decreased use of out-sourced staffing and consultants, professional fees and a reduction in discretionary costs as a result of the Company’s cost control initiatives. The decrease in costs as a percentage of total revenue for the periods presented is due to an increase in total revenue. The Company believes that general and administrative expenses will increase in terms of absolute dollar amount as a result of personnel costs incurred in connection with the eRoom and TrueArc acquisitions, but will decrease as a percentage of total revenue in the fourth quarter of fiscal 2002 compared to the levels in the third quarter of fiscal 2002.

Restructuring Charges

     In fiscal 2001, and in the second quarter ended June 30, 2002, the Company incurred restructuring costs to reduce its world-wide work force, and to consolidate excess facilities. The following table details the restructuring activity through September 30, 2002:

	Severance
	and	Other
	Benefits	Charges	Total

Balance at December 31, 2001:	$943,444	$252,929	$1,196,373
Total charge to operating expense	—	—	—
Cash paid	(467,832)	(8,430)	(476,262)
Balance at March 31, 2002	475,612	244,499	720,111

Total charge to operating expense	1,339,206	—	1,339,206
Cash paid	(232,914)	(29,961)	(262,875)
Adjustments	(294,998)	—	(294,998)
Balance at June 30, 2002	$1,286,906	$214,538	$1,501,444

Total charge to operating expense	—	—	—
Cash paid	(773,675)	(34,713)	(808,388)
Balance at September 30, 2002 through September 30, 2002:	$513,231	$179,825	$693,056

In connection with the Company’s restructuring plans, the Company recognized restructuring charges that were comprised of estimated severance and benefits costs related to the involuntary termination or cancellation of offers of approximately 240 employees, of which 220 employees were based in the United States and the remainder of the employees were based in Europe, Canada, and throughout Asia Pacific. The cost estimates were made based on the remaining amounts due under various contractual agreements and management’s best estimates of the expected obligations. During the three months ended June 30, 2002 the Company decreased the severance and benefits accrual by a net $0.3 million. These adjustments were the result of the Company settling certain severance and benefit obligations for an amount less than originally estimated. The Company’s remaining accrual of approximately $0.5 million will be paid to remaining employees during fiscal 2002 and the first half of fiscal 2003.

The remaining other charges which were recognized in connection with the Company’s restructuring plan includes costs that the Company estimated it would incur to exit certain facilities, net of estimated sub-lease income. The Company worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. The remaining accrued liability as of September 30, 2002 relates to both miscellaneous restructuring costs which will be paid out over the remainder of fiscal 2002 and the first half of fiscal 2003, and facilities lease obligations, net of estimated sub-lease income, which will be paid through fiscal 2005.

The Company does not believe that the restructuring activities have had or will have a material effect on its ongoing operations.

The Company has a facility in the United Kingdom that is not fully utilized. The Company is currently evaluating its capacity requirements for the facility in light of its proposed acquisition of eRoom (see further details under Business Acquisitions) and other operational needs. If the Company determines that the space will not be utilized, the Company estimates that it will incur a charge ranging from $1.6 million to $3.6 million.

Interest and other income (expense), net

Interest and other income (expense), net, consists of interest income earned on the Company’s cash, cash equivalents, short-term investments, long-term investments, and other items including foreign exchange gains and losses, losses on the sale of fixed assets and interest expense. Interest and other income (expense), net decreased by $0.8 million for the three months ended September 30, 2002 to an expense of $0.1 million from income of $0.7 million for the three months ended September 30, 2001 and decreased by $2.9 million for the nine months ended September 30, 2002 to income of $0.1 million from income of $3.0 million for the nine months ended September 30, 2001. Specifically, interest income increased by $0.6 million for the three months ended September 30, 2002 to $1.6 million from $1.0 million during the comparable period in the prior year. Interest income decreased by $0.3 million for the nine months ended September 30, 2002 to $3.5 million from $3.8 million during the comparable prior period. The increase for the three month period is primarily due to increased cash, cash equivalents, short-term and long-term investments mostly due to the proceeds received from the convertible debt offering, whereas the decrease for the nine month period is due to a prolonged reduction in interest rates earned on these investments. Interest expense increased to $1.6 million for the three months ended September 30, 2002 from an insignificant amount during the comparable period in the prior year. Interest expense increased to $3.2 million for the nine months ended September 30, 2002 from an insignificant amount during the comparable prior period. The increase in interest expense for the periods being discussed is due to fixed interest obligations related to the Company’s outstanding convertible debt balance.

To date, the Company’s international sales are made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each subsidiary. However, for transactions that are initiated in the United States that are denominated in a foreign currency, the Company has engaged in economic hedging activities as the exposure to currency fluctuations has been significant. In the future, as the Company expands its international operations, the Company may have an increased amount of non-U.S. dollar denominated contracts.

Income taxes

Income tax provision (benefit) for the interim periods is based on an estimated effective income tax rates for the year. The Company’s effective rate for the three months and nine months ended September 30, 2002 was 30% and was 2% and 8% for the three and nine months ended September 30, 2001, respectively. The tax rate may vary by quarter based on the Company’s results, the mix of domestic and international income, as well as the potential effect of the acquisitions of eRoom and TrueArc.

Business Acquisitions

On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for total consideration of $1.4 million; $1.3 million represented cash consideration and $0.1 million represented acquisition costs. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Boxcar was a provider of content aggregation and distribution technology allowing companies to gather content from any source, including Web sites, public folders, file systems and legacy applications, and distribute the content in any format and to any destination. In connection with the purchase, the Company recorded goodwill of $0.9 million and various intangible and other assets totaling $0.5 million. Intangible assets relating to the value of existing technology and non-compete agreements are being amortized on a straight-line basis over the estimated useful lives of five years and three years, respectively.

On October 3, 2002, the Company entered into a definitive agreement to acquire eRoom Technology, Inc., a privately held company. eRoom is a provider of extended enterprise collaborative software and services focusing exclusively on providing internet collaboration solutions to the extended enterprise. Upon closing of the acquisition, the Company will issue approximately 7.7 million shares of its common stock, valued at $90.0 million, and pay approximately $12.6 million in cash for all outstanding shares of eRoom’s capital stock, based upon eRoom’s capitalization as of October 3, 2002. In addition, the Company will reserve approximately 1.7 million shares of common stock, valued at $10.7 million, for issuance upon exercise of stock options that are being assumed by the Company in the acquisition. Upon closing of the acquisition, approximately 15% of the total consideration will be placed in escrow for one year to secure eRoom’s customary representations and warranties.

On November 4, 2002, the Company announced the signing of a definitive agreement to acquire TrueArc Corporation, a privately held company, for $3.6 million. TrueArc is a provider of electronic records management and digital preservation software. Consideration for the purchase will be paid in cash.

The eRoom and TrueArc acquisitions are expected to close in the fourth quarter of fiscal 2002.

Liquidity and Capital Resources

The Company’s cash, cash equivalents, long-term, and short-term investments totaled $234.2 million at September 30, 2002, representing 66% of total assets. Cash that is in excess of current operating requirements is invested in investment grade securities. The investments have variable and fixed interest rates and short-term maturities. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as “available-for sale.”

Pending Acquisitions

On October 3, 2002, the Company entered into a definitive agreement to acquire eRoom Technology, Inc, a privately held company. eRoom is a provider of extended enterprise collaborative software and services focusing exclusively on providing internet collaboration solutions to the extended enterprise. Upon closing of the acquisition, the Company will issue approximately 7.7 million shares of its common stock, valued at $90.0 million, and pay approximately $12.6 million in cash for all outstanding shares of eRoom’s capital stock, based upon eRoom’s capitalization as of October 3, 2002. In addition, the Company will reserve approximately 1.7 million shares of common stock, valued at $10.7 million, for issuance upon exercise of stock options that are being assumed by the Company in the acquisition. Upon closing of the acquisition, approximately 15% of the total consideration will be placed in escrow for one year to secure eRoom’s customary representations and warranties.

On November 4, 2002, the Company announced the signing of a definitive agreement to acquire TrueArc Corporation, a privately held company, for $3.6 million. TrueArc is a provider of electronic records management and digital preservation software. Consideration for the purchase will be paid in cash.

These acquisitions are expected to close in the fourth quarter of fiscal 2002. In addition to the cash commitments incurred in these transactions, the Company may also incur substantial costs related to the integration of eRoom and TrueArc. These costs will be incurred in subsequent quarters and may affect the Company’s overall operating cash flow.

Convertible Debt

On April 5, 2002, the Company sold $125 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. The Company received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. The Company also incurred debt issuance costs totaling $0.4 million comprising of legal, accounting, and various other fees relating to the debt offering. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, to convert the Notes into shares of common stock at a conversion price of $30.02 per share. The Notes will be limited to $125 million aggregate principal amount. The Notes may be redeemed by the Company on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. The Company recognized $1.6 million and $3.1 million of interest expense for the three and nine month periods ended September 30, 2002, respectively. Amortization of debt issuance costs, incurred in connection with the issuance of the Notes, totaled $0.2 million and $0.3 million for the three and nine month periods ended September 30, 2002, respectively. As of September 30, 2002, the Company’s debt obligation totaled $125.0 million.

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

As a result of the above and other commitments as of September 30, 2002, our total future commitments for the remainder of fiscal year ended December 31, 2002 will be $18.9 million and for the fiscal year ended December 31, 2003 will be $21.3 million, assuming that none of our obligations is accelerated.

Cash provided by operating activities was $12.1 million for the nine month period ended September 30, 2002 as compared to cash used in operations of $10.3 million for the comparable period last year. The inflow of cash from operations in 2002 was driven by the Company’s reduced net loss, cash collection on outstanding trade accounts receivable, and non-cash charges related to depreciation and provision for bad debts. The reduction in net loss during the period was due to increased total revenue and reduction in operating expense.

At September 30, 2002, the Company had net working capital of $169.6 million, as compared with $80.5 million at December 31, 2001. The working capital increase was driven by increases in short-term investments of $60.0 million, cash and cash equivalents of $27.8 million, other current assets of $2.2 million, and a reduction in accrued liabilities of $4.8 million, all of which were off-set by decreases in accounts receivable of $2.1 million, and increases in deferred revenue of $2.8 million and accounts payable of $0.8 million.

In addition to its purchases, sales and maturities of investments, and activities related to the convertible note proceeds described herein, the Company’s investing activities during the nine months ended September 30, 2002 also consisted of the acquisition of Boxcar Software, Inc. and purchases of property, plant and equipment. The above activities combined represented $117.4 million of cash used in investing activities in 2002, compared to $1.8 million of cash used by investing activities in the comparable period last year.

Historically, the Company has financed its operations through the sale of stock, however, during the period ended September 30, 2002, the Company complemented its stock sales with the completion of a convertible debt offering raising gross proceeds of $125.0 million. In addition, during the nine months ended September 30, 2002 the Company received $4.5 million and $6.1 million in proceeds from option exercises and employee stock purchase plans, respectively. These activities represented substantially all of the Company’s $131.8 million provided by financing activities for the nine months ended September 30, 2002 as compared to $13.1 million for the comparable period in 2001. The increase was mostly due to the sale of the Notes.

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

In October 1997, the Company signed an agreement to lease approximately 24,000 square feet in Middlesex, United Kingdom beginning in October 1997 and expiring in April 2013. In September 2001, the Company signed an agreement to lease an additional 35,000 square feet in Middlesex, United Kingdom beginning in September 2001 and expiring in December 2007. These facilities serve as the Company’s principal European administrative, engineering, marketing and sales facilities.

The Company has made and may continue to make significant capital purchases related to leasehold improvements and office furniture for new facilities. The Company currently has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

In August 2001, the Company entered into a capital lease arrangement for the rental of computer equipment in the amount of $108,000. The lease agreement requires quarterly principal and interest payments in the amount of $12,000. During the quarter ended September 30, 2002, the Company made principal payments totaling $11,000 and interest payments of $1,000. Through September 30, 2002, the Company had made principal and interest payments in the amount of $56,000 related to this lease and had recorded the current portion of this capital lease obligation in the amount of $47,000. The lease has an interest rate of 5.77% and has a maturity date of December 2003. Also, in connection with the acquisition of substantially all of the assets of Bulldog, Inc. the Company acquired capital assets under capital leases totaling $32,000 (see Company’s 2001 Annual Report on Form 10-K (as amended on August 29, 2002) for further details surrounding the Bulldog acquisition). During the nine months ended September 30, 2002, the Company settled all payment obligations surrounding the acquired capital leases.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to global economies and markets. Some of those factors include, but are not limited to, the Company’s lengthy sales and implementation cycles, a reliance on one family of products and related services, intense competition that could cause an inability to compete successfully, and an industry that is characterized by vigorous protection and pursuit of intellectual property rights. The Company believes that its existing cash, cash equivalents and short-term investment balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital at the end of such period. We cannot provide assurance that additional financing, if needed, will be available on favorable terms, if at all. Even if our cash is sufficient to fund our needs, we may elect to sell additional equity or debt securities, or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution to our stockholders. A portion of the Company’s cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company periodically evaluates, in the ordinary course of business, potential investments such as businesses, products or technologies. See “Risk Factors – Risks Associated with Acquisitions.”

Risk Factors

Our operating results are difficult to predict and fluctuate substantially from quarter to quarter, which may increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in our stock price. Our future operating results may vary from our past operating results, are difficult to predict and may vary from quarter to quarter due to a number of factors. Many of these factors are beyond our control. These factors include:

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

One or more of these factors may cause our operating expenses to be disproportionately high or our gross revenues to be disproportionately low during any given period, which could cause our net revenue and operating results to fluctuate significantly. Our operating results have fluctuated significantly in the past. Our earnings per share was $0.07 in the third quarter of 2000, but we had a loss per share of $0.20 in the third quarter of 2001 and earnings per share of $0.05 in the third quarter of 2002. You should not rely on our quarterly operating results to predict our future results because of the significant fluctuations to which our results are subject.

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

The United States, Europe and Asia/Pacific have experienced a general decline in economic conditions over the past six quarters, leading to reduced demand for goods and services, including those that we offer. Each of our customers makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Many of our customers have experienced budgeting constraints, causing them to defer or cancel projects. Revenue from sales of our products decreased in fiscal year 2001 compared to fiscal year 2000. While we have experienced a slight increase in demand for our products in the first three quarters of 2002, demand for our products may decrease again. Decreased demand for our products would result in decreased revenues, which could harm our operating results, causing the price of our common stock to fall.

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

You may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in our financial statements. Our consolidated financial statements for each of the three years ending December 31, 2001 were audited by Arthur Andersen LLP. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Andersen has informed the SEC that it will cease practicing before the SEC. On March 14, 2002, we dismissed Andersen and retained KPMG LLP as our independent auditors for our current fiscal year ending December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen’s consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen, and in light of the announced cessation of Andersen’s SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements, that were not filed with the consent of Andersen to the inclusion of its audit report, will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of our inability to obtain Andersen’s consent.

We have borrowed a significant amount of money, which could make it difficult to obtain additional financing; if we cannot obtain additional financing, our cash reserves could be depleted. Our debt payments and other commitments could impair our liquidity and cash reserves and make it difficult for us to obtain additional financing for working capital or acquisitions, should we need to do so. As of September 30, 2002, we had $125.0 million in outstanding indebtedness under our 4.5% senior convertible notes. As a result of this and other smaller debt commitments as of September 30, 2002, our debt-related future commitments for the remainder of fiscal year ended December 31, 2002 will be $1.4 million and for the fiscal year ended December 31, 2003 will be $5.7 million, assuming that none of our obligations are accelerated. Our obligations under the senior convertible notes may be accelerated if we default under the terms of the senior convertible notes. If our obligations are accelerated, the entire principal amount of our outstanding indebtedness under our senior convertible notes could become immediately payable. This would have a significant impact on our liquidity position. As of September 30, 2002, we had cash and cash equivalents of $76 million, short-term investments of $98 million, and investments with maturities greater than one year of $60 million. We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments.

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

A substantial portion of our revenue is generated by sales of a single family of products and related services. To date, substantially all of our revenue has been generated by sales of licenses of the Documentum EDMS and Documentum 4i family of products and related services. We expect that this same family of products and services will continue to account for the majority of our future revenue, making us highly dependent on continued sales of this single product family. In addition during the third quarter of 2002 we released a new version of this product line, Documentum 5. If the price of this product family declines, or if demand for this product family declines, then our revenues may decrease. Demand for this product family could decline for a number of reasons, including the introduction of new products by our competitors, general business and economic conditions and changing industry standards. If our revenues decrease, then our operating results could be lower than expected and our common stock price may fall.

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

We are dependent on a relatively small number of customers and those customers are concentrated in a small number of industries. Our success depends on maintaining relationships with our existing customers. At certain times in the past, a relatively small number of our customers have accounted for a significant percentage of our revenue. For example, during the three month period ended September 30, 2002, the top 5% of our customers accounted for approximately 53% of our total software license revenue. In addition, our customers are concentrated in the process and discrete manufacturing, pharmaceutical, financial services and high technology industries. We may not be successful in obtaining significant new customers in different industry segments and we expect that sales of our products to a limited number of customers in a limited number of industry segments will continue to account for a large portion of our revenue in the future. If we are not successful at obtaining significant new customers or if a small number of customers cancel or delay their orders for our products, then our business and our prospects could be harmed. As many of our significant customers are concentrated in a small number of industry segments, if business conditions in one of those industry segments decline, then orders for our products from that segment may decrease, which could negatively impact our business, financial condition and operating results and cause the price of our common stock to fall.

We rely on a number of relationships with third parties for sales, distribution and integration; failure to maintain these relationships, or establish new relationships, could harm our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. We have entered into contractual relationships with these organizations, but these contracts generally do not require the organizations to continue to work with us. The termination of such relationships in the past has not had a material impact on our revenues. Revenue from transactions that involved indirect channel partners comprised a significant portion of our total license revenue in 2001 and the first three quarters of 2002. If we fail to maintain these relationships, or to establish new relationships in the future, then our ability to sell and integrate our products would be impaired, which would harm our business.

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

We depend on the service of key personnel. Our future performance depends on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement with us. Our key personnel include:

•	David G. DeWalt, our President and Chief Executive Officer;
•	Mike DeCesare, our Executive Vice President, Worldwide Field Operations;
•	Mark Garrett, our Executive Vice President and Chief Financial Officer;
•	David Milam, our Executive Vice President and Chief Marketing Officer;
•	Howard I. Shao, our Executive Vice President, Founder and Chief Technology Officer; and
•	Robert Tarkoff, our Executive Vice President, Chief Strategy Officer.

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

The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time. Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $35 million, or 19% of total revenues for the year ended December 31, 2001, and $28 million, or 17% of total revenue, for the nine months ended September 30, 2002. As we undertake the extensive capital outlays to develop new products, we may be unable to realize revenue as soon as we expect. The costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

We are subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, we recently announced the signing of definitive agreements relating to the acquisitions of eRoom Technology, Inc. and TrueArc Corporation (see above Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Operating Expenses — Business Acquisitions). We expect these transactions to close in the fourth quarter of 2002, although we cannot provide any assurance that the transactions will in fact close or will be successful. These acquisitions as well as any future acquisitions or investments, expose us to the risks commonly encountered in acquisitions of business, which include the following:

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

Our stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other factors. During the 2001 fiscal year, our stock had a high sales price of $55.75 and a low sales price of $5.88, as reported on the Nasdaq National Market. During the nine months ended September 30, 2002, our stock had a high sales price of $27.18 and a low sales price of $8.67. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk is due to changes in the general level of U.S. interest rates and relates to our cash and cash equivalents, short-term, and long-term investment portfolios (the “securities”). The securities are maintained at three major financial institutions in the United States. These securities, like all fixed instruments, are subject to interest rate risk and will decline if market interest rates increase. The Company manages interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short maturities and also maintaining sufficient cash and cash equivalent balances such that we are typically able to hold the investments to maturity. The primary objective of the Company’s investment activities is the preservation of principal while maximizing investment income and minimizing risk. The short-term and long-term investments consist of U.S. government securities and investment grade corporate debentures. The short-term investments have original maturities between three months to a year and long-term investments with original maturities over one year. The following summarizes the Company’s securities and the weighted average yields, as of September 30, 2002 (in thousands):

September 30, 2002	Expected Maturity Date

	2002	2003	2004	2005	Total ($000s)

U.S. Treasury & Agency Securities	11,468	24,085	23,520	15,696	74,769
Wtd. Avg. Yield	2.50%	2.42%	2.83%	2.22%
Corporate Bonds	26,944	43,544	12,686	—	83,174
Wtd. Avg. Yield	2.14%	2.61%	2.93%	—
Total ($000s)					157,943

As of September 30, 2002, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $158 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2002, the fair value of the portfolio would decline by $1.7 million.

The fair value of our convertible subordinated debenture fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit worthiness. The fair market value of the convertible subordinated debenture as of September 30, 2002, was $99.6 million.

Foreign Currency Exchange Risk

The Company’s revenue originating outside the United States was 41% and 26% of total revenue for the three months ended September 30, 2002 and 2001, respectively, and 39% and 30% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. International sales are made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

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

The Company considers the U.S. dollar to be its functional currency for certain of its foreign subsidiaries and the local currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in “Accumulated other comprehensive loss.” Gains and losses resulting from remeasuring monetary asset and liability accounts for foreign subsidiaries where the U.S. dollar is the functional currency are included in “Interest and other income, net.” The Company’s total foreign currency gain was immaterial for the three months ended September 30, 2002. The Company incurred a loss of $0.3 million for the three months ended September 30, 2001 and losses of $0.1 million and $0.7 million for the nine months ended September 30, 2002 and 2001, respectively.

As indicated in the Company’s 2001 Annual Report on Form 10-K (as amended on August 29, 2002), the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, effective January 1, 2001, which requires that all derivatives be recorded on the balance sheet at fair value.

The Company uses foreign currency forward contracts to hedge receivables and payables denominated in foreign currency, intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currencies hedged are the British pound and the Euro using foreign currency forward contracts ranging in periods from one to nine months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. Gains or losses arising from forward contracts that were effective as a hedge are included in the basis of the designated transactions. Foreign currency forward contracts totaling $4.5 million were outstanding at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c)) conducted within 90 days of the date of filing this quarterly report, the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report was prepared.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 99.1	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2002.

DOCUMENTUM, INC. (Registrant)

By: /s/ Mark Garrett
Mark Garrett Executive Vice President and Chief Financial Officer

I, David DeWalt, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Documentum, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/David DeWalt
David DeWalt Chief Executive Officer

I, Mark Garrett, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Documentum, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Mark Garrett
Mark Garrett Chief Financial Officer