Form 10-K
period 2002-12-31
DOCUMENTUM INC
filed 2003-03-31
CIK 930885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27358

Documentum, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4261421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6801 Koll Center Parkway, Pleasanton, California (Address of principal executive offices)	94566-7047 (Zip Code)

(Registrant’s telephone number, including area code):

(925) 600-6800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Nasdaq National Market
Common Stock, $0.001 par value
(Title of Class)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 28, 2002, the last day of the registrants most recently completed second fiscal quarter was $421,362,168. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

      The number of outstanding shares of the registrant’s Common Stock, par value $.001 per share, was 48,601,923 on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;

•	gross margin;

•	customer concentration;

•	research and development expenses;

•	sales and marketing expenses;

•	general and administrative expenses;

•	provision for income taxes;

•	realization of deferred tax assets;

•	liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements;

•	purchase commitments;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

      You can identify these and other forward-looking statements by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

PART I

Item 1.     Business

General

      With a single platform, Documentum enables people to collaboratively create, manage, deliver and archive unstructured content that drives critical business operations.

      Documentum provides enterprise content management (ECM) solutions that enable organizations to unite teams, content and associated business processes. Documentum’s integrated set of content, compliance and collaboration solutions support the way people work, from initial discussion and planning through design, production, marketing, sales, service and corporate administration. This business-critical content includes everything from documents and discussions to email, Web pages, records and rich media. The Documentum platform makes it possible for companies to distribute all of this content in multiple languages, across internal and external systems, applications and user communities. As a result, Documentum’s customers are able to harness corporate knowledge, accelerate their time to market, increase customer satisfaction, enhance supply chain efficiencies and reduce operating costs, thereby improving their overall competitive advantage.

      From its inception in 1990 through December 1992, the Company’s activities considered primarily of developing its products, establishing its infrastructure and conducting market research. The Company shipped the first commercial version of its Documentum Server product in late 1992, and since that time substantially all of the Company’s revenue has been from licenses of its family of ECM system products and related services, which include maintenance and support, education and consulting services.

      Since 1993, Documentum has delivered products that enable management of business-critical content and knowledge sharing within an enterprise. These solutions have been largely applied toward accelerating business processes that reduce new product time to market and time to revenue as well as ensure compliance in highly regulated industries. Documentum is leveraging its substantial experience in managing dynamic content for business-critical documents and is extending it to facilitate e-business connections.

      In fiscal 1999, Documentum evolved from focusing on enterprise document management to focusing on content management to power e-business. As the Internet evolved, Documentum helped existing and new customers alike leverage the Web to conduct business by extending its platform to enable Web content management. Since that time, Documentum has focused mainly on providing a complete content management solution — the ability to manage all of the information that exists inside a company, whether through enterprise document management or Web content management, and the use of that information to drive e-business initiatives aimed at customers, partners and employees. Increasingly, Documentum’s ECM solutions are being used to accelerate and extend companies’ online presence, delivering active and trusted content to multiple channels. Today, these solutions enable more than 2,400 organizations worldwide to apply trusted content within and between organizations, driving e-business applications that connect employees, customers and business partners. To facilitate this mission, the Company introduced Documentum 4i, an open, standards-based ECM platform, in 1999. Because it is an open, standards-based platform, developers outside the Company are able to easily integrate with the product using the standard set of tools, resulting in a larger number of developers working to build applications on top of Documentum’s platform. This platform allows for the creation, management and delivery of content to a wide variety of information devices, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001, the Company introduced four packaged solutions (formerly called “Editions” by the Company) based on the Documentum 4i platform. These solutions — Web Content Management, Portal Content Management, B2B Content Management, and Compliance Content Management-offered a tailored mix of core technology from Documentum 4i that could manage volumes of content. Early in 2002, a fifth solution — Digital Asset Management Edition — was released, and later in the year the Company introduced Documentum 5, the next version of its ECM platform, which now enables collaboration, communication, compliance and knowledge-sharing on a global scale. Incorporated within the newly released Documentum 5 platform are two of its newest solutions — Documentum eRoom Enterprise and Records Manager. Documentum eRoom Enterprise is the foundation of the now available Collaboration solution, which brings together people, processes, and content with a digital, collaborative workplace. Enterprise Records Management solution has also been introduced, featuring Documentum Records Manager as an integrated records management solution that equips organizations to create, safeguard, and access necessary records, relate them to relevant business content,and archive or destroy records according to system-enforced administrative, regulatory, or legal rules. The Company continues to invest in research and development in order to update its family of products and expand its market focus to deliver products to provide an ECM solution for customers, partners, and employes.

      The Company will continue to license and support the Documentum 4i platform, however, it expects that license and service revenue from Documentum 5 and newer product offerings will account for substantially all of the Company’s revenue for the foreseeable future.

      As of December 31, 2002, the Company employed 1,155 persons, including 426 in sales and marketing, 166 in its consulting and education services organization, 118 in customer technical support, 259 in research and development and 186 in finance and administration. Of these, 221 are located in Europe, 34 are located in Asia Pacific and the remainder is located in North America.

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

      The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports are available, free of charge, from the SEC on their Internet website at http://www.sec.gov. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are also available free of charge, as soon as reasonably practicable after they have been filed with the SEC, from our Internet website at http://www.documentum.com by using the “Investors” hyperlink.

      Documentum®, Documentum 5TM Documentum 4iTM, Documentum ServerTM, eRoom Technology, Inc.®, Truearc®, Boxcar Software, Inc.®, Bulldog, Inc.® and eRoom EnterpriseTM are trademarks of Documentum, Inc. All other trademarks or service marks appearing in this document are the property of their respective holders.

Industry Background

      Today, the definition of ECM covers the management of both structured data and un-structured information across the enterprise and is, therefore, quite broad. Structured data encompasses the information that can be managed by a relational database and fits into rows and columns, which includes basic customer account information, sales figures or inventory data. Unstructured content, which accounts for 80% of the content within most organizations, is the remaining data and includes word documents, presentations, web pages, XML files, emails, instant messages, graphics, audio, sound and more. This latter list of content is commonly considered some of the most valuable assets to any company as it represents material knowledge and information about how a company does business.

      As ECM spans the entire content lifecycle, it also includes creation and delivery of content through multiple channels, and in different formats, as well as the archiving and eventual destruction of content. Accordingly, ECM has gained significantly greater visibility as a result of the importance that content has in the success of most organizations. It has been noted that storing and accessing certain types of content, such as broker/client communications, is now legally mandated for a number of industries and companies are looking for ways to automate and streamline content management, therefore, avoiding the risks of non-compliance and protecting against potential liability.

      A well-defined content strategy is key to realizing the vision of integrated management of content across an enterprise. While many still believe that ECM can be accomplished with a single application, the Company believes only a suite of integrated products meets the currently accepted definition of ECM. For many organizations ECM is part of a complete content strategy, and not just a single technology project that could be addressed with a more specific niche solution. While centralized content management is common to most implementations, the content strategy of an organization is unique to that enterprise and its business.

      ECM is not only a technology issue, it is also impacted by people and processes. Accordingly, planning in all three areas is the key to a successful ECM implementation. Organizations are focusing on the business drivers and benefits to be gained through their ECM strategy to ensure there is a solid business justification to back it up. Once a business plan and content strategy are in place, a customer has taken the first steps to ensure a smooth transition to an integrated approach to content management. After this important step is complete, a customer can move on to defining its ECM requirements and evaluating potential vendors.

Competition

      The market for enterprise content management solutions is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, Open Text, Interwoven, Stellent, IBM and Vignette. Additionally, other enterprise software vendors, such as Oracle and Microsoft, are potential competitors in the future. We also compete with providers of workgroup solutions, content publishing application providers, and current or potential customers who may develop in-house solutions. As a result of this competition, we face competitive pricing pressures.

      Many of our current and potential competitors have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. In addition, several of these companies, including Microsoft, Oracle, IBM and others, have well-established relationships with our current and potential customers and strategic partners, as well as significant knowledge of the enterprise software industry, which may enable them to more easily offer a single-vendor solution than we are able to provide.

      In addition, although we currently partner with a number of companies that provide complementary products such as web tools, enterprise applications and web servers, these partners may introduce competitive products in the future. We are also subject to potential competition from a number of systems consulting and systems integration firms upon which we rely for implementation and other customer support services. Although we seek to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. Further, many of these third parties possess industry-specific expertise and have significantly greater resources than we do, and may market software products or services that compete with us in the future.

      There are many factors that may increase competition in the market for ECM solutions, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry.

Strategic Acquisitions

      As part of our business strategy, we frequently evaluate strategic opportunities that would facilitate the evolution and expansion of our ECM platform and associated solutions. The Company has acquired technology in the past and will continue to evaluate opportunities in the future.

      On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc., a provider of content aggregation and distribution technology allowing companies to gather content from any source, including Web sites, public folders, file systems and legacy applications, and distribute the content in any format and to any destination. (For further details of this transaction, see Notes to Consolidated Financial Statements.)

      On November 27, 2002, the Company closed the acquisition of TrueArc Corporation, a privately-held provider of electronic records management and digital preservation software. (For further details of this transaction, see Notes to Consolidated Financial Statements.)

      On December 10, 2002, the Company acquired eRoom Technology, Inc, a privately held provider of extended enterprise collaborative software and services focusing on providing Internet collaboration solutions to the extended enterprise. (For further details of this transaction, see Notes to Consolidated Financial Statements.)

      These strategic acquisitions have helped Documentum expand its product portfolio to include a full spectrum of ECM capabilities, ranging from content creation to management, delivery, retention and destruction, and provide customers with one integrated system to manage the entire content life cycle.

Documentum’s Solution

      Documentum is addressing the ECM market opportunity with a platform that helps companies manage, deliver, and archive large volumes of content within and beyond the enterprise, powering any enterprise application with un-structured content. Documentum 5 enables collaboration, communication, and knowledge-sharing on a global scale. Built as an open, scalable platform, Documentum 5 allows companies to leverage current technological investments with integrations to industry-leading tools while also enabling rapid application development and deployment with an industry-standard Java 2 (J2EE™) platform, standards-based development environment, native Extensible Markup Language (XML) capabilities, and a services-based architecture.

      Today, more than 2,400 organizations worldwide rely on Documentum to manage content within and between their organizations and to drive content applications for customers, business partners, and employees. Documentum 5 helps to ensure that content used by any application is current, accurate, trusted and available in the required format. It facilitates content creation among collaborative teams and speeds deployment by integrating with complementary system components of the “content value chain” or the result of connecting each part of an enterprise electronically. This contributes to increased efficiency and predictability, improved accuracy, and repeatable best practices. In addition, Documentum 5 can automate business processes that drive the creation, management, approval, distribution, and archival of content, whether for delivery to a Web site or for internal use. This can involve partners, customers, employees, or other members of a virtual community.

      Some of the features of Documentum 5 include:

•	Scalability. Documentum 5 enables a vast number of content contributors, manages massive quantities of content, and delivers content to high-volume sites as a result of a clustered architecture that allows customers to add users incrementally without compromising performance.

•	Security. Documentum 5 protects the integrity of content through a combination of user- and role-based security measures, as well as extended permissions that control how content is accessed and modified. Documentum 5 supports digital certificates, electronic signatures for approving and routing content and meeting regulatory requirements, and extensive audit trails which enable secure sharing of content.

•	Collaboration. Documentum 5 brings together geographically distributed, extended-enterprise teams to efficiently work together while accelerating development and delivery of products and services, capturing best practices and managing enterprise knowledge.

•	Business Process Automation. Documentum 5 can automate all business processes involving content. Easy-to-use, graphical lifecycle management can be combined with workflow to manage the entire content lifecycle from creating/capturing, through management, delivery, and archiving of content assets.

•	Content Intelligence. Documentum 5 provides powerful auto-tagging and classification features that improve the value of content stored in the Documentum repository. These features improve accuracy and consistency of content by automatically analyzing it for concepts and keywords, storing the results as tags and organizing content in logical structures. Documentum 5 significantly streamlines the indexing and liking of content residing in multiple disparate systems throughout an enterprise, enabling sophisticated searches, easy navigation and personalization of content.

•	Globalization. Documentum 5 makes it possible for companies to distribute content in multiple languages, across internal and external systems, applications and user communities. With Documentum 5, organizations can deploy content across geographic boundaries, keeping customers, partners, and employees updated with timely, accurate content delivered in native languages. Primary languages supported out-of-the-box include English, German, French, Japanese, Korean, and Spanish, with Italian to be available in 2003.

•	Rich Media Management. Documentum provides a single solution for managing all forms of unstructured content, including rich media. Capabilities include intelligent handling of rich media assets, such as media-specific indexing, browsing and search capabilities, easy-to-use editing, automated file transformation features, and the ability to fully integrate and manage these digital assets with other types of content. These features improve efficiencies, decrease authoring and publishing time, and enable repurposing of existing content, rather then recreating it.

•	Multi-Channel Delivery. Documentum 5 leverages XML for automatic content transformation and multi-channel delivery to any device, including cell phones, Web, printers, CD, and wireless devices. By creating XML content once and leveraging it everywhere, customers ensure message consistency and relevance across all channels of communication.

•	Unlimited Content Formats. Out-of-the-box, Documentum 5 supports more than 50 formats that can be extended, as needed, to support additional content types. For certain formats where unique services are needed, such as XML, Photoshop files, QuarkXPress documents or engineering drawings, Documentum 5 provides specialized functionality. In addition, business users can author content in familiar applications such as Microsoft Word, PowerPoint, or Excel as well as specialized applications such as AutoCAD, Photoshop, QuarkXPress, or Epic.

•	Integration With Enterprise Software Infrastructure. Documentum 5’s open, standards-based architecture enables easy integration with market leading enterprise applications, as well as popular portal platforms, application servers, directory servers and databases. Documentum also offers out-of-the-box integrations with market-leading applications, such as applications from PeopleSoft, SAP and Siebel.

Documentum Products

      Documentum 5 ECM Platform. Documentum 5 is an enterprise-wide content management platform for creating and capturing, managing, delivering, and archiving large volumes of content within and beyond the enterprise, powering any enterprise application with both structured and unstructured content. The platform was designed for ease of use and ease of deployment to users at all levels, improving efficiency and speeding project completion with new collaborative tools and services. The platform also meets strict security and regulatory compliance requirements both within and beyond the enterprise and manages all enterprise content in one tightly-integrated system, including new services for collaboration, enterprise report management, scanning/imaging, and records management.

      Documentum 5 includes new usability features that provide a consistent user experience across all products with point-and-click commands, a new browser-based interface and a common application framework built on a standards-based J2EE architecture, that enables plug-and-play enhancements and extensions.

      Today’s companies need more from enterprise content management than simply managing business documents. Companies also need to efficiently manage Web content, ensure compliance with new and emerging regulatory requirements, and make the most of knowledge and content assets through enterprise-wide collaboration among multiple users. Documentum addresses these needs with a set of packaged solutions.

      These packaged solutions, previously referred to by the Company as “Editions”, are described below and address six pivotal content management areas: enterprise document management, Web content management, digital asset management, compliance, collaboration and records management. Each packaged solution leverages the Documentum 5 ECM platform by encompassing a mix of products focused on a customer’s particular ECM requirements. The Company also offers these products on a stand-alone basis for integrations that complement the solutions.

      Enterprise Document Management (EDM). The Documentum EDM solution manages the information companies depend on. Documents such as engineering drawings, statements of position, marketing collateral and sales presentations are critical for the smooth and efficient operation of a company. The increased use of the Internet for public disclosure and the need to reuse documents and their content on the Web have heightened the importance of capturing, managing, and delivering information contained in business documents. Documentum’s EDM solution improves quality and boosts productivity by ensuring that the documents that users access have been properly reviewed and approved. It enables compliance and promotes good business practices for organizations operating in a highly regulated environment and improves overall operational efficiency by facilitating collaboration among users, including remote employees and external suppliers and partners.

      Web Content Management (WCM). The Documentum WCM solution eases and automates the complex processes for creating, managing, and publishing Web content in multiple languages and locations. Documentum WCM enables non-technical contributors to create and deliver accurate, reliable Web content and provides Web teams with the tools they need to focus on site design and functionality and handle the technical requirements of managing content on complex, global Web sites.

      Digital Asset Management (DAM). Documentum DAM provides unique capabilities for organizations to manage their rich media assets. This solution gives companies the ability to easily store, search, access, modify, and repurpose all digital assets. Documentum DAM also allows businesses the ability to move content efficiently along the digital supply chain throughout the entire production and distribution process.

      Compliance. Companies that must comply with government regulations or simply desire to conform to industry standards for good business practice rely on Documentum solutions to enable verifiable compliance, and to avoid fines and closures that could severely impact profitability and time-to-market. Many types of content, such as standard operating procedures, material safety data sheets, or customer records, must be carefully controlled to meet regulatory compliance or quality standards. Documentum Compliance ensures collaboration within an organization and with trusted suppliers, ensuring that business rules are adhered to in an auditable manner.

      Collaboration. As the scope of senior management responsibility increases, it increases the need for enterprise collaboration. Today’s product and service companies work across many departments, time zones, and organizational boundaries and corporate documentation must be shared in real time across these many locations. Recognizing this need, Documentum recently acquired eRoom Technology, Inc., a provider of extended enterprise collaborative software and services focused on providing Internet collaboration solutions. Documentum eRoom enables companies to become more productive and agile by bringing together geographically distributed, extended-enterprise teams to efficiently get work done

      Enterprise Records Management. Records management is a serious issue for corporations and is likely to assume an even higher priority following the full implementation of recent corporate governance legislation. This legislation imposes reporting, certification and executive accountability regulations on corporations, demanding high standards of records management, security and availability of information. With the acquisition of TrueArc Corporation, a privately-held provider of electronic records management and digital preservation, Documentum is ready to equip organizations with the tools to create, safeguard, and access necessary records, relate them to relevant business content, and cost-effectively archive or implement document retention policies according to system-enforced administrative, regulatory, or legal rules.

      Documentum negotiates prices charged for its principal products from its price list on a case-by-case basis, taking into account such factors as industry, functionality and the volume of users, and on a per-seat or per-CPU basis. All transactions are evidenced by a written contract, typically an end-user license agreement, between the Company and the end-user or partner. Documentum typically ships products within a short period of time after acceptance of orders, which is common in the computer software industry.

Open Architecture

      Enterprise integration is essential to fast and effective deployment of content applications and Documentum has built an open, comprehensive platform to allow for that integration. We provide support for major industry standards, including J2EE, XML and Microsoft .NET. These standards allow for developers outside the organization to integrate Documentum 5 with the core components of a global computing infrastructure. This includes integration with commerce platforms such as IBM and Microsoft, enterprise applications from Siebel and SAP, target marketing tools and Web Application Servers from companies such as BEA Systems, IBM, and Art Technology Group (ATG), and authoring tools such as FrontPage, DreamWeaver and Microsoft Office.

Consulting and Education Services

      Global organizations needing assistance in developing or refining their approach to implementing vital ECM initiatives can engage directly with the Documentum Worldwide Consulting Services organization.

Documentum Consulting understands the requirements for defining an enterprise strategy and provides a complete range of product, solution, and application support, thereby delivering strategic vision as well as tactical implementation. Documentum Consulting focuses its expertise to reduce both the time and the cost of deployment for organizations.

      To better assist customers, Documentum Consulting has aligned its services with the entire Documentum product and solution platform, providing offerings in five service categories:

•	Industry and Content Applications — designing, developing, and delivering customized solutions that meet industry and/or operational objectives and address customers’ critical business problems. This category serves customers that are in need of vertical and horizontal industry solutions as well as content integration services.

•	Rapid Deployment Services — providing rapid deployment for every Documentum packaged solution and facilitating content management functionality in order to address customers’ specific business objectives. This category serves customers that are interested in bringing their unstructured content under the control of an ECM repository as quickly as possible.

•	HeadStart Services — early installation and planning services that give customers a solid product and knowledge foundation for the deployment of content management solutions. This category serves customers that may be staffing their deployment initiatives internally or with an integration partner, but they recognize the benefit of initial assistance from Documentum product experts.

•	Development and Integration Services — providing customers with highly customized solutions that support their unique combinations of platforms and applications and address their cross-functional business requirements. This category serves customers whose business, process, or platform specifications dictate the extension of product or integration functionality beyond configurable capabilities. Documentum consultants can apply programming expertise to the development of technical solutions that tailor the platform to the specific business case or technical environment.

•	Advisory and Technology Services — offering advisory and technology support and technology integration packages, incorporating the planning, assessment, and implementation of platform technology in order to extend the function, operation or scale of a content management deployment. This category serves customers who need assistance in implementing platform features and services in support of development and deployment initiatives being driven by a customer or partner.

      Documentum Education offers a curriculum of courses on Documentum products for end users, application developers and system administrators. Courses are available at the Company’s training centers in Pleasanton, Houston, Chicago, Philadelphia, Boston, New York, Washington, D.C., London, Munich, Paris, Singapore, Tokyo, and Melbourne. Documentum Education can also be delivered at a customer’s site or through eLearning via the Internet.

Technical Support Services

      Documentum offers several tiered levels of support tailored to customers’ unique requirements. The Company’s maintenance and technical support agreements are renewable on an annual basis and provide customers with technical support and product upgrades on a when-and-if available basis. At the cornerstone of the Documentum Customer Support program is the Standard Support Services agreement. The Standard Support Services agreement provides maintenance releases and upgrades, access to a wealth of information and online help via our Electronic Service Center and expert technical phone support for all Documentum products during normal local business hours. Documentum’s Electronic Service Center is a Web site that provides learning, technical tips, and problem resolutions shared by Documentum’s network of support and competency centers.

      For customers with round-the-clock production, Documentum Mission-Critical Support provides worldwide technical support 24 hours a day, and 365 days a year. Documentum currently operates four Technical Support Centers in geographic locations that provide local support in all major time zones. The Technical

Support Centers are located in California, the United Kingdom, Germany, and Australia. Each center offers different levels of hotline technical support, remote dial-in services for problem identification and access to maintenance and patch releases for supported and purchased products.

      With Documentum Developer Support, customers can leverage Documentum’s development experts’ knowledge and experience in the latest technical tools and capabilities to help streamline their Documentum development process and ensure maximum coding efficiency and quality.

      In addition to Standard Support Services, Mission-Critical Support and Developer Support, Documentum offers Enterprise Support. Designed to meet the needs of Documentum’s largest qualifying customers, Enterprise Support provides designated senior-level technical consultants, prioritized case handling and escalation and Developer and Mission Critical Support services in one comprehensive support offering.

      Designed specifically to address the needs of customers migrating from Documentum 4i to our newest product set, Documentum 5, Migration Support provides customers’ technical team with everything it needs for a streamlined, trouble free migration. A team of Migration Specialists is available for a limited time to assist customers with migration-focused support offerings, such as Documentum 5 Infrastructure Planning, Documentum 5 ‘After Hours’ Migration Support and Documentum 5 Application Development Support.

      Finally, Extended Support provides an option that allows customers to continue receiving service from Documentum Technical Support, even when the Documentum product they are using has reached its end-of-support date. This level of support is designed to meet the needs of businesses that delay product upgrades but need to ensure continued, smooth operation of their Documentum deployment as well as for those companies that find its version of Documentum, though beyond the end-of-life date, is adequate for short-term purposes.

Strategy

      Documentum’s objective is to be the leader in enterprise content management. Our strategy is to provide superior products and related services to capture and expand content management initiatives within the Global 2000. To achieve this objective, we have adopted the following strategies:

Strengthen Our Technology Position in the Enterprise Content Management Market. The Company’s enterprise content management platform enables enterprises to improve their overall competitive advantage by delivering a full suite of products designed to address all aspects of a customer’s content management strategy. Documentum’s offerings enable companies to create, capture, manage, deliver, and archive large volumes of content within and beyond the enterprise, powering any enterprise application with all types of structured and un-structured content — documents, Web pages, XML files and rich media — in multiple formats to multiple participants in the business process. With the Documentum platform, customers are accelerating time-to-market, increasing satisfaction, enhancing supply chain efficiencies and reducing operating costs. We intend to strengthen our technology position by adding new functionality through new product developments, new partnerships, and strategic acquisitions.

Expand Channel Reach and Effectiveness. We expand our channel reach by strengthening our network of sales and strategic technology partners. The Company has targeted the development, introduction and acceptance of Documentum solutions through select systems integrators, vertically-specific technology partners, and enterprise application partners. These partners serve as extensions of our field sales force and development staff, enabling the Company to achieve growth rates without incurring additional significant overhead and infrastructure expenses. In addition, the Company formed an internal strategic alliance group focused on establishing Original Equipment Manufacturers (OEM) and Value Added Reseller (VAR) relationships with several strategic go-to-market partners. Each of these partners brings valuable technical and domain expertise and established business relationships with Global 2000 organizations. As of December 31, 2002, Documentum had developed and expanded significant relationships with partners, including BEA, IBM Life Sciences, EMC, Xerox Global Services, Sun Microsystems, and others.

Expand Our Global Presence. We combine operations in North America, Europe, Middle East and Africa (EMEA) and Asia with a worldwide network of partners to provide dedicated service to businesses worldwide. The Company intends to build upon its successful international business performance by growing its direct sales, consulting and technical support operations around the world.

Increase Brand Awareness and Leverage Deep Vertical Presence. The Company intends to continue investing in branding and awareness building efforts to more strongly position Documentum as the leading provider of ECM solutions. At the same time, we will extend our established vertical presence to cultivate and drive emerging e-business opportunities by showcasing new functionality gained through product developments, new partnerships, and strategic. We will also invest in establishing thought leadership — or a pioneer spirit — focused on demonstrating through marketing efforts how our solutions are critical for new and emerging business models, can solve problems and help customers get ahead of the competition.

Customers

      In 2002, Documentum added a total of more than 1,000 new customers, of which nearly 800 came from the effect of its strategic acquisitions. More than 2,400 organizations worldwide now rely on Documentum solutions to enable content-rich interactions with customers, business partners and employees. Documentum solutions are applicable in a wide variety of industries, including process and discrete manufacturing, financial services, business and government services and media and entertainment companies. Among the Company’s many customers are the following: Bayer AG, BEA Systems, Bechtel, BOC Gases, BP, Cisco, Delta Airlines, Dow Chemical, FDA, Ford Motor Company, Hewlett-Packard, Honeywell, Hyundai, IRS, Johnson & Johnson, McDonalds, Merck & Co., NASA, Nestle AG, Nokia, PepsiCo, Pfizer, Prudential Insurance, Reuters, Siebel, Sony Pictures Entertainment, Thomson Learning, Volkswagen, UBS Warburg, United Airlines, United States Department of Defense, United States Navy and Yahoo!. No single customer accounted for 10% or more of Documentum’s total revenue in the fiscal years ended December 31, 2000, 2001 and 2002.

Sales and Marketing

      Documentum markets its products through its direct sales force and its indirect channel partners, consisting of system integrators, technology partners, original equipment manufacturers, distributors, and application service providers. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2002, Documentum had 22 sales offices in the United States, 14 sales offices in Europe, two sales offices in each of Canada, Australia and Singapore and one in each of Hong Kong, Japan, Korea, Mexico, and Singapore, as well as distributors in EMEA and Asia-Pacific.

      Documentum has established relationships and will continue to seek additional relationships with major industry vendors that will add value to our products and expand distribution opportunities.

      Revenue from transactions that involve indirect channel partners are characterized by one of the following:

•	the partner executes a contract with an end-user and receives a discount on the transaction;

•	the partner is paid a commission for its involvement in the transaction; or

•	the partner has limited involvement in the transaction and does not receive compensation.

      Documentum uses a variety of marketing programs to build market awareness of the Company, its brand name and its products, as well as to attract potential customers for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, trade shows, speaking engagements, and Web site marketing. Documentum’s marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Product Development

      Documentum has committed, and expects to continue to commit, substantial resources to product development. The Company’s existing products were designed after extensive work with potential customers to assess their needs. As part of its product development efforts, Documentum reviews customer feedback on existing products and works with customers and potential customers to anticipate future functionality and product requirements.

      Documentum expects to continue to enhance its existing products, develop new products and augment its product and technology base through its own efforts as well as through acquisitions. Historically, Documentum has expensed its software development costs as incurred because the attainment of technological feasibility has historically coincided with the product release.

      With future releases of the Documentum platform, Documentum will extend functionality to offer robust new capabilities for enterprise content management, compliance and collaboration. These capabilities may include such things as enhanced content publishing and delivery services, enhanced XML management services, richer search capabilities that span multiple content types, more robust transformation services to render content to alternate formats, enriched collaboration tools and services, deeper support for industry standards and regulations that govern how Documentum’s customers do business, extension of services to work with other content stores, and support of new content types as they emerge.

      In addition, Documentum is committed to developing a family of ready to deploy solutions on top of the Documentum platform that target specific customer requirements in a variety of areas. Documentum will focus on developing solutions that address business problems in certain departments or industries, and providing a complete but configurable solution in conjunction with Documentum partners. We believe that these solutions will allow us to leverage Documentum’s strengths in content management, dynamic content assembly and delivery, workflow technology and collaboration to create a “digital value chain” that connects different aspects of a company or organization, accelerating business processes and the delivery of vital business content anytime, anywhere, to any device.

Intellectual Property and Other Property Rights

      Our success is dependent upon our ability to develop and protect our proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws to accomplish these goals

      We license our products pursuant to non-exclusive license agreements that impose restrictions on customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret, patent and copyright laws. As of December 31, 2002, we owned four issued United States patents, and have six United States patent applications pending and five foreign patent applications pending.

Industry Standards

      Documentum is a strong supporter of standards — those that drive innovation, those that lower costs of integration, and those that aid customers in deployment. Documentum’s products and strategy are built with standards and openness in mind, and the Company is sensitive to those standards that not only impact Documentum, but also those that impact customers.

      Documentum provides an open, standards-based ECM platform and family of business applications targeted to customers’ unique business requirements. Documentum has always believed in supporting standards that aid customers in lowering integration costs, help further the adoption of content management technology and drive innovation in the market. Today, Documentum is active in numerous standards efforts that relate to content management, compliance and collaboration. This includes such standards as the Web Distributed Authoring and Versioning (WebDAV) standard, Extensible Markup Language (XML), various bodies driving related XML standards such as OASIS (Organization for Advancement of Structured Information Standards), W3C (World Wide Web Consortium), Java 2 Enterprise Edition (J2EE), and more. Furthermore, the Company’s products are designed for interoperability with critical systems standards such as those for security, messaging, identity and Web.

      Over the last several years, Documentum has enhanced the architecture of its open, extensible content server to support industry-standard platforms, applications, multi-channel services (i.e., pagers, cellular phones and handheld devices) and networks including the Web. Documentum is assuming a leadership role on a new emerging standard focused on Web Services. To drive this technology, Documentum has participated in various Web services standards initiatives, such as the W3C, OASIS and UDDI (Universal Description, Discovery, and Integration) standard groups. As Internet standards emerge and tools to support these standards evolve, Documentum will continue to take a leadership position in support of those standards. In addition to open standards, Documentum has also provided specific support for other information delivery vehicles and applications directly from the Documentum platform, including applications from SAP, Lotus Notes, and Siebel.

      In addition to driving and adopting standards that relate to Documentum’s own product direction, Documentum has continued to help its customers to comply with standards that impact the way they do business as well. Many of Documentum’s target industries are governed by government regulations, and therefore the software solutions they use must enable compliance with those regulations. Examples include electronic signature requirements in the pharmaceutical industry (FDA 21 CFR Part 11), records management requirements in government organizations (Department of Defense 5015.2), SEC requirements for certain financial information (Sections 17a-3 and 17a-4 of the Securities Act of 1933, as amended), and legislation that mandates corporate governance of publicly traded companies (Sarbanes-Oxley Act of 2002). Documentum monitors these industry standards and regulations very closely, and ensures that its products, solutions, partners and implementation services are geared toward helping customers be successful in complying with these standards to minimize risk and cost.

Executive Officers

      As of March 1, 2003, the executive officers of the Company and their ages are as follows:

Name	Age	Position

David DeWalt	38	President and Chief Executive Officer
Mark Garrett	45	Executive Vice President and Chief Financial Officer
Jeffrey Beir	45	Executive Vice President, Products
Jean-Claude Broido	47	Executive Vice President and General Manager, EMEA
Sayed Darwish	37	Vice President, General Counsel and Secretary
Mike DeCesare	37	Executive Vice President, Worldwide Field Operations
Mark Frost	45	Vice President and General Manager, Product Operations
Joseph P. Gabbert	51	Executive Vice President, Worldwide Human Resources
Anthony Kolish	43	Vice President, Worldwide Customer Service
David B. Milam	47	Executive Vice President and Chief Marketing Officer
Howard I. Shao	47	Executive Vice President, Founder and Chief Technology Officer
Robert M. Tarkoff	34	Executive Vice President and Chief Strategy Officer

      David DeWalt was appointed to the position of President and Chief Executive Officer in July 2001. Mr. DeWalt joined Documentum in August 1999 as Executive Vice President and General Manager, eBusiness Unit. In January 2001, Mr. DeWalt was promoted to the position of President and Chief Operating

Officer. From August 1997 to December 1998, Mr. DeWalt was founding principal and vice president of Eventus Software, a Web content software company, where he was responsible for sales and marketing, consulting services and support, product management and business development. Following Eventus’ 1998 acquisition by Segue Software, an e-business software company, Mr. DeWalt served as vice president, North American sales for Segue. From July 1995 to July 1997, Mr. DeWalt held the position of vice president of sales and marketing at Quest Software, a provider of performance management solutions. Mr. DeWalt also held various positions in sales management at Oracle Corporation, a database software company, from August 1989 to July 1995. Mr. DeWalt holds a Computer Science and Electrical Engineering Degree from the University of Delaware and attended graduate classes in Finance at the University of California, Berkeley.

      Mark Garrett rejoined Documentum as Executive Vice President, Chief Financial Officer in August 2002 after having served as the Company’s Vice President, Chief Financial Officer and Secretary from January 1997 to October 1999. After leaving Documentum in 1999, Mr. Garrett served as Chief Financial Officer and Vice President of Finance for two Internet start-up companies from November 1999 to December 2001 as well as Chief Financial Officer and Vice President at Marimba, a software-change management company, from January 2002 to July 2002. From June 1991 to December 1996, Mr. Garrett served in various financial management roles at Cadence Design Systems, Inc., a supplier of electronic design automation software, concluding his tenure as Vice President of Worldwide Corporate Financial Planning and Analysis. Prior to that, Mr. Garrett held various financial management roles at IBM Corporation from June 1979 to May 1991. Mr. Garrett received an M.B.A. in Organizational Behavior from Marist College and holds a B.A. in Accounting and Marketing from Boston University.

      Jeffrey Beir was appointed Executive Vice President, Products in February 2003 after joining the Company in an executive capacity after the acquisition of eRoom Technology, Inc. in December 2002. Mr. Beir co-founded eRoom Technology and served as its President, Chief Executive Officer and a director since its inception in 1996. From May 1985 to February 1996, Mr. Beir held a variety of executive and general management positions at Lotus Development Corporation. He also served in various development roles at IBM Corporation from December 1979 to August 1983. Mr. Beir earned an M.B.A. from Harvard Business School and also holds an M.S. in Electrical Engineering from Syracuse University and a B.S. in Electrical Engineering from Northwestern University.

      Jean-Claude Broido was appointed Executive Vice President and General Manager, EMEA in January of 2003. Mr. Broido joined Documentum in June 2000 as Vice President and General Manager, EMEA. Prior to joining Documentum, Mr. Broido served in various general sales management roles at Cadence Design Systems from January 1992 to June 2000, concluding his tenure as Vice President, Europe Sales. From January 1990 to December 1991, Mr. Broido served as European Sales Manager of the Integrated Circuits Division of Mentor Graphics, a leading provider of electronic hardware and software design solutions. From January 1987 to January 1990, Mr. Broido served in various general sales management roles at Silicon Compiler, a leading provider of computer-aided solutions for the design of integrated circuits. Mr. Broido holds an M.S. in Engineering from the Electronics University of Caen, France and a Masters of Finance from London Business School.

      Sayed Darwish was appointed Vice President, General Counsel and Secretary in July of 2000. Prior to joining Documentum, Mr. Darwish served as Vice President and General Counsel for Luna Information Systems, a contracts management compliance software company, from April 2000 to July 2000. From March of 1997 to April of 2000, Mr. Darwish served in a variety of legal roles at Forte Software, Inc., a provider of software development tools and services, concluding his tenure as General Counsel and Vice President, Legal and Human Resources and helping complete a merger of Forte with Sun Microsystems, Inc., a computer hardware and applications company, in October 1999. From September 1995 to March 1997, Mr. Darwish served as Corporate Counsel at Oracle Corporation. Prior to that, Mr. Darwish was an associate at the law firm of Brobeck, Phleger and Harrison from July 1991 to September 1995. Mr. Darwish earned a J.D. from University of San Francisco School of Law and holds a B.S. in Mathematics and a B.A. in Economics from the University of Illinois, Urbana.

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

      Mark Frost was appointed Vice President and General Manager, Product Operations in April 2001. Prior to joining Documentum, Mr. Frost served as Chief Operating Officer for ObjectStream, a provider of software solutions for the e-business and telecommunications industry, from August 1999 to March 2001. From October 1998 to August 1999, Mr. Frost served as Vice President, Engineering for NeoVista Software, Inc., a provider of business intelligence and e-commerce solutions. From January 1996 to October 1998, Mr. Frost served as Vice President, Engineering at Envirotest Systems Corporation, a provider of vehicle emissions and safety testing products. Prior to that, Mr. Frost co-founded and served as Vice President, Engineering at Systems Control, Inc., a provider of distributed software systems and equipment for vehicle inspection programs, from February 1992 to January 1996, and helped the company through a merger with Envirotest Systems. From November 1985 to February 1992, Mr. Frost served in various engineering and general management roles at Electronic Data Systems Corporation, a leading global information technology services company. Mr. Frost holds a B.A. in Computer Science from the University of California, Berkley.

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

      Anthony Kolish was appointed Vice President, Worldwide Customer Service in October 2001. Prior to joining Documentum, Mr. Kolish served as Vice President, Services and Business Development for Idiom, Inc., a provider of web content management specializing in multi-lingual content, from June 2000 to October 2001. From September 1995 to May 2000, Mr. Kolish held various management positions at Segue Software, Inc., concluding his tenure as Senior Vice President, Services. From January of 1994 to August 1995, Mr. Kolish served in a senior management capacity at Fidelity Investments, the world’s largest mutual fund company. Mr. Kolish holds a B.A. in English from the University of Massachusetts Amherst.

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

      Howard I. Shao, a founder of the Company, has served as Executive Vice President and Chief Technology Officer since 1999. From 1997 to 1999, Mr. Shao was the Company’s Vice President, Product Development. Prior to that, Mr. Shao was the Company’s Vice President, Research and Development since the Company’s inception in June 1990. Mr. Shao received his M.B.A. from Pepperdine University and a B.S. in Computer Science from the Massachusetts Institute of Technology.

      Robert M. Tarkoff was appointed Executive Vice President and Chief Strategy Officer in November 2001. Prior to joining Documentum, Mr. Tarkoff served as Senior Vice President, Worldwide Business Development at Commerce One, a business Internet company, from November 1998 to November 2001. Prior to that, Mr. Tarkoff was an associate at the law firm of Wilson, Sonsini, Goodrich and Rosati from August 1994 to November 1998. Mr. Tarkoff earned a J.D. from Harvard Law School and holds a B.A. in Political Science and Economics from Amherst.

Employees

      As of December 31, 2002, the Company employed 1,155 persons, including 426 in sales and marketing, 166 in consulting and education services, 118 in customer technical support, 259 in research and development and 186 in finance and administration. Of these, 221 are located in Europe, 34 are located in Asia Pacific and the remainder is located in North America. The Company’s employees are not represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good.

RISK FACTORS

      Our operating results are difficult to predict and fluctuate substantially from quarter to quarter and year to year, which may increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in our stock price. Our future operating results may vary from our past operating results, are difficult to predict and may vary from year to year due to a number of factors. Many of these factors are beyond our control. These factors include:

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

      One or more of these factors may cause our operating expenses to be disproportionately high or our gross revenues to be disproportionately low during any given period, which could cause our net revenue and operating results to fluctuate significantly. Our operating results have fluctuated significantly in the past. Our earnings per share were $0.22 in fiscal year 2000 but we had a loss per share of $1.01 and $0.03 in fiscal years 2001 and 2002, respectively. You should not rely on our annual operating results to predict our future results because of the significant fluctuations to which our results are subject.

      As a result of these and other factors, operating results for any fiscal year are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful in terms of their relation to future performance. You should not rely upon these comparisons as indications of future performance. It is likely that our future quarterly and annual operating results from time to time will not meet the expectations of public market analysts or investors, which could cause a drop in the price of our common stock.

      The United States, Europe and Asia/ Pacific have experienced a general decline in economic conditions over the past seven quarters, leading to reduced demand for goods and services, including those that we offer. Each of our customers makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Many of our customers have experienced budgeting constraints, causing them to defer or cancel projects. Revenue from sales of our products decreased in fiscal year 2001 compared to fiscal year 2000. While we have experienced a slight increase in demand for our products in the fiscal year 2002, demand for our products may decrease again. Decreased demand for our products would result in decreased revenues, which could harm our operating results, causing the price of our common stock to fall.

      We cannot predict how long or severe the current economic downturn will be or whether any actions taken or proposed by the government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience declines in sales as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and could impede our ability to expand our business.

      You may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in our financial statements. Our Consolidated Financial Statements for each of the three years ending December 31, 2001 were audited by Arthur Andersen LLP. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Andersen has informed the SEC that it will cease practicing before the SEC. On March 14, 2002, we dismissed Andersen and retained KPMG LLP as our independent auditors for our fiscal year ending December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen’s consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen, and in light of the announced cessation of Andersen’s SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements that do not include the consent of Andersen to the inclusion of its audit report, will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of our inability to obtain Andersen’s consent.

      We have borrowed a significant amount of money, which could make it difficult to obtain additional financing; if we cannot obtain additional financing, our cash reserves could be depleted. Our debt payments and other commitments could impair our liquidity and cash reserves and make it difficult for us to obtain additional financing for working capital or acquisitions, should we need to do so. As of December 31, 2002, we had $125.0 million in outstanding indebtedness under our 4.5% senior convertible notes. As a result of this and other smaller debt commitments as of December 31, 2002, our debt-related future commitments for the fiscal year ended December 31, 2003 will be $5.7 million, assuming that none of our obligations are accelerated. Our obligations under the senior convertible notes may be accelerated if we default under the terms of the senior convertible notes. If our obligations are accelerated, the entire principal amount of our outstanding indebtedness under our senior convertible notes could become immediately payable. This would have a significant impact on our liquidity position. As of December 31, 2002, we had cash and cash equivalents of $112.1 million and short-term investments of $141.0 million. We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments.

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

      A substantial portion of our revenue is generated by sales of a single family of products and related services. To date, substantially all of our revenue has been generated by sales of licenses of the Documentum EDMS, Documentum 4i and Documentum 5 ECM Platform family of products and related services. We expect that this same family of products and services will continue to account for the majority of our future revenue, making us highly dependent on continued sales of this single product family. If the price of this product family declines, or if demand for this product family declines, then our revenues may decrease. Demand for this product family could decline for a number of reasons, including the introduction of new products by our competitors, general business and economic conditions and changing industry standards. If our revenues decrease, our operating results could be lower than expected and our common stock price may fall.

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

      We face intense competition from several competitors and may be unable to compete successfully. Our products target the emerging market for ECM software solutions. There are many factors that may increase competition in the market for Web-based and client/ server software solutions, including (A) entry of new competitors, (B) alliances among existing competitors and (C) consolidation in the software industry. This market is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. As a result of this competition, we face competitive pricing pressures in many of our deals, particularly with respect to our web content management products.

      We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, OpenText, Interwoven, Stellent, IBM and Vignette. Additionally, several other enterprise software vendors, such as Oracle and Microsoft, are potential competitors in the future if they acquire competitive technology or otherwise expand their current product offerings. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Several of these companies, including Oracle, Microsoft, IBM and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to offer a single-vendor solution more easily than we can. In addition, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. If we cannot respond to our competitors adequately and in a timely manner, then we may be required to reduce prices for our products and could suffer reduced gross margins and loss of market share, any of which could harm our business, financial condition and operating results, causing the price of our common stock to fall.

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

      We rely on a number of relationships with third parties for sales, distribution and integration of our products, and our failure to maintain these relationships, or establish new relationships, could harm our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. We have entered into contractual relationships with these organizations, but these contracts generally do not require the organizations to continue to work with us. The termination of such relationships in the past has not had a material impact on our revenues. Revenue from transactions that involved indirect channel partners comprised a significant portion of our total license revenue in fiscal years 2001 and 2002. If we fail to maintain these relationships, or to establish new relationships in the future, then our ability to sell and integrate our products would be impaired, which would harm our business.

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

      We depend on the service of key personnel. Our future performance depends on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement with us. Our key personnel include:

•	David G. DeWalt, our President and Chief Executive Officer;

•	Mark Garrett, our Executive Vice President and Chief Financial Officer;

•	Jeffrey Beir, our Executive Vice President, Products;

•	Jean-Claude Broido, our Executive Vice President and General Manger, EMEA;

•	Mike DeCesare, our Executive Vice President, Worldwide Field Operations;

•	David B. Milam, our Executive Vice President and Chief Marketing Officer;

•	Howard I. Shao, our Executive Vice President, Founder and Chief Technology Officer;

•	Robert Tarkoff, our Executive Vice President, Chief Strategy Officer;

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

      We are subject to risks associated with international operations. Our revenue is primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. We have offices in London, Paris, Madrid, Milan, Munich, Tokyo, Melbourne, Hong Kong, Seoul, Singapore and Stockholm, among others. We operate our international technical support operations in the London, Munich and Melbourne offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. Despite the planned increase in our international presence, we may not be able to maintain or increase international market demand for our products. If we do not, then our international sales will be limited, and operating results could suffer. Our international operations are subject to a variety of risks, including:

•	foreign currency fluctuations;

•	economic or political instability;

•	disruptions caused by possible foreign conflicts, including North Korea, Iraq and others, involving the U.S.;

•	shipping delays;

•	trade restrictions;

•	our limited experience in, and the costs of, localizing products for foreign countries;

•	political unrest or terrorism;

•	reduced protection for intellectual property rights in some countries;

•	longer accounts receivable payment cycles; and

•	difficulties in managing international operations, including, among other things, the burden of complying with a wide variety of foreign laws and tax regimes.

      Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

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

      From time to time, third parties have explored potential infringement claims against us and we have resolved these potential claims. To date, we have not become aware of our material infringement of any intellectual property rights of others. Although we do not believe that we are infringing on any intellectual property rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may claim that these employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any claims, with or without merit, could (A) be time-consuming to defend, (B) result in costly litigation, (C) divert management’s attention and resources, (D) cause product shipment delays, and (E) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or create a similar technology to work around the infringed technology may result in substantial damages, payments or termination of sales of infringing products, any of which could harm our business, operating results and financial condition.

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

      The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time. Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $35 million, or 19% and 18% of total revenues, for the years ended December 31, 2001 and 2000, respectively, and $38 million, or 17% of total revenue, for the year ended December 31, 2002. As we undertake the extensive capital outlays to develop new products, we may be unable to realize revenue as soon as we expect. The costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

      We are subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, we recently completed the acquisitions of eRoom Technology, Inc. and TrueArc Corporation (see Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Operating Expenses — Strategic Acquisitions). These acquisitions as well as any future acquisitions or investments, expose us to the risks commonly encountered in acquisitions of business, which include the following:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have difficulty maintaining the acquired company’s previous level of revenue;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and clients could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue; and

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

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

      Our stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other factors. During the 2001 fiscal year, our stock had a high sales price of $55.75 and a low sales price of $5.88, as reported on the Nasdaq National Market. During the 2002 fiscal year, our stock had a high sales price of $27.18 and a low sales price of $8.67. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

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

      The Company’s headquarters, which contain the principal administrative, engineering, marketing, and sales operations, are currently located in two facilities in Pleasanton, California. The buildings consist of a total of approximately 236,000 square feet under two leases which expire in May 2005 and March 2006. The Company also currently leases offices in Addison, Texas; Arlington, Virginia; Atlanta, Georgia; Boulogne Billancourt, France; Burlington, Massachusetts; Cambridge, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Denver, Colorado; Dusseldorf, Germany; Frankfurt, Germany; Herndon, Virginia; Hong Kong, Hong Kong; Horsham, Pennsylvania; Houston, Texas; Irvine, California; London, UK; Los Angeles, California; Madrid, Spain; Melbourne, Australia; Mexico City, Mexico; Milan, Italy; Munich, Germany; New York, New York; Ottawa, Canada; Paris, France; Pittsburgh, Pennsylvania; Plano, Texas; Reston, Virginia; Saddle Brook, New Jersey; San Francisco, California; Seoul, Korea; Singapore, Singapore; South Jordan, Utah; Sydney, Australia; Stockholm, Sweden; Tokyo, Japan; Toronto, Canada; Utrecht, Netherlands; Uxbridge, UK; and Watford, UK. These smaller offices currently house various sales, marketing and customer service activities.

      The Company believes its current facilities are sufficient to support the Company’s projected growth; however, should the Company grow more rapidly than anticipated, the Company could experience difficulty finding adequate space for expansion. For a further description of the Company’s lease commitments, see Notes to Consolidated Financial Statements.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol “DCTM”. The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by Nasdaq National Market.

	High	Low

Fiscal 2001:
First Quarter	$54.00	$11.00
Second Quarter	17.20	8.00
Third Quarter	16.30	8.07
Fourth Quarter	21.98	9.00
Fiscal 2002:
First Quarter	$26.00	$17.83
Second Quarter	24.61	9.31
Third Quarter	16.67	10.78
Fourth Quarter	19.97	10.39

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

      As of December 31, 2002, the number of common stockholders of record was 409. The Company believes that the number of beneficial holders of its common stock is in excess of 6,500.

      The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

      On December 5, 2001, Documentum completed an acquisition of select assets of Bulldog, Inc., a privately-held company located in Toronto, Canada. The purchase was completed in part through the issuance of 395,570 shares of Documentum common stock, valued at $19.51 per share, of which 34,283 shares were placed into an escrow account for a period of one year (from acquisition date) to secure certain potential indemnification obligations of the share recipients. The issuance of an additional 26,371 shares was contingent (“contingent shares”) on the achievement of certain operational targets relating to the Bulldog assets. The operational targets relating to the Bulldog assets were not met during the fiscal year ended December 31, 2002, and, as a result, the contingent shares were transferred out of the escrow account and back to the Company. In connection with this issuance, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the Company’s belief that the transaction did not involve any public offering. The Company has registered the shares issued in the acquisition with the Securities and Exchange Commission pursuant to a registration statement on Form S-3. The Company received no proceeds from the sale of the Company’s common stock by the selling shareholders under such registration statement. No underwriters were involved in this transaction and the Company did not pay any commissions.

      On April 5, 2002, we sold $125 million in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, to convert the Notes into shares of common stock at a conversion price of $30.02 per share. The Notes may be redeemed by us on or after April 5, 2005. The Notes are unsecured and will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes were sold only in the United States to certain qualified institutional buyers under an exemption from registration provided by rule 144A of the Securities Act of 1933, as amended. The initial purchaser of the Notes, UBS Warburg LLC, received $3.7 million in the form of a discount to the offering price of the Notes. In January 2003, the Securities and Exchange Commission declared effective a registration statement on Form S-3, as amended (File No. 333-91818), registering the resale of these Notes and the common stock issuable upon conversion of the Notes.

      On December 10, 2002, the Company completed an acquisition of eRoom Technology, Inc, a privately held company. The purchase was completed in part through the issuance of 7,772,708 shares of Documentum common stock, valued at $11.68 per share, of which 1,166,158 shares were placed into an escrow account for a period of one year (from acquisition date) to secure certain potential indemnification obligations of the share recipients. In addition, options to purchase a total of 1,605,108 shares of Documentum common stock were issued in connection with this acquisition. The issuance of shares in this transaction was made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the Company’s belief that the transaction did not involve any public offering. The recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. No underwriters were involved in any of these issuances and the Company did not pay any commissions.

Item 6.     Selected Consolidated Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License	$117,074	$86,833	$117,861	$72,007	$80,546
Service(3)	109,833	101,174	81,476	55,957	43,283

Total revenue	226,907	188,007	199,337	127,964	123,829

Cost of revenue:
License	10,200	6,429	7,738	5,497	4,179
Service(3)	50,981	51,946	40,355	32,118	25,684

Total cost of revenue	61,181	58,375	48,093	37,615	29,863

Gross profit	165,726	129,632	151,244	90,349	93,966

Operating expenses:
Sales and marketing	96,010	100,564	84,098	61,486	50,425
Research and development	37,959	34,720	35,340	25,832	18,181
General and administrative	25,050	25,158	23,784	19,549	10,255
Restructuring costs	1,043	6,271	—	—	—
Amortization of non-technology related intangibles	429	—	—	—	—
Write-off of acquired in-process research and development	4,725	—	—	—	34,622
Acquisition related costs	—	—	—	—	2,171

Total operating expenses	165,216	166,713	143,222	106,867	115,654

Income (loss) from operations	510	(37,081)	8,022	(16,518)	(21,688)
Interest and other income (expense), net	(273)	3,580	5,021	3,773	4,395
Permanent impairment of investment	—	(2,012)	—	—	—

Income (loss) before income tax provision (benefit)	237	(35,513)	13,043	(12,745)	(17,293)
Provision for (benefit from) income taxes	1,481	2,780	4,304	(4,333)	6,231

Net income (loss)	$(1,244)	$(38,293)	$8,739	$(8,412)	$(23,524)

Net income (loss) per basic common share(1),(2)	$(0.03)	$(1.01)	$0.25	$(0.25)	$(0.73)

Shares used in basic per share computation(1),(2)	40,145	37,934	35,584	33,382	32,442

Net income (loss) per diluted common share(1),(2)	$(0.03)	$(1.01)	$0.22	$(0.25)	$(0.73)

Shares used in diluted per share computation(1),(2)	40,145	37,934	39,654	33,382	32,442

Consolidated Balance Sheet Data:
Cash and cash equivalents	$112,069	$48,420	$43,918	$18,286	$16,240
Short-term investments(3)	141,056	37,842	59,217	64,258	84,203
Working capital(3)	217,870	80,464	105,041	76,760	97,544
Total assets(3)	492,109	215,890	218,460	169,002	156,195
Convertible subordinated debt and capital lease obligations	125,109	686	—	73	—
Stockholders’ equity	255,235	138,931	149,290	110,979	116,813

(1)	See Notes 2 and 10 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted shares.

(2)	For comparative purposes, the earnings per share results and shares used to calculate such results for all periods have been revised to reflect a two-for-one stock split that occurred on November 14, 2000.

(3)	Certain prior year balances have been reclassified to conform to current year’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following discussion contains forward-looking statements regarding our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption “Risk Factors”. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets” “estimates”, “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

      With a single platform, Documentum enables people to collaboratively create, manage, deliver and archive unstructured content that drives critical business operations.

      We provide enterprise content management (ECM) solutions that enable organizations to unite teams, content and associated business processes. Our integrated set of content, compliance and collaboration solutions support the way people work, from initial discussion and planning through design, production, marketing, sales, service and corporate administration. This business-critical content includes everything from documents and discussions to email, Web pages, records and rich media. The Documentum platform makes it possible for companies to distribute all of this content in multiple languages, across internal and external systems, applications and user communities. As a result, our customers are able to harness corporate knowledge, accelerate their time to market, increase customer satisfaction, enhance supply chain efficiencies and reduce operating costs, thereby improving their overall competitive advantage.

      From our inception in 1990 through December 1992, our activities consisted primarily of developing products, establishing infrastructure and conducting market research. We shipped the first commercial version of our Documentum Server product in late 1992, and since that time substantially all of our revenue has been from licenses of our family of ECM system products and related services, which include maintenance and support, education and consulting services.

      Since 1993, we have delivered products that enable management of business-critical content and knowledge sharing within an enterprise. These solutions have been largely applied toward accelerating business processes that reduce new product time to market and time to revenue as well as ensure compliance in highly regulated industries. We are leveraging our substantial experience in managing dynamic content for business-critical documents and extending it to facilitate e-business connections.

      In fiscal 1999, we evolved from focusing on enterprise document management to focusing on content management to power e-business. As the Internet evolved, we helped existing and new customers alike leverage the Web to conduct business by extending our platform to enable Web content management. Since that time, we have focused mainly on providing a complete content management solution — the ability to manage all of the information that exists inside a company, whether through enterprise document management or Web content management, and the use of that information to drive e-business initiatives aimed at customers, partners and employees. Increasingly, our ECM solutions are being used to accelerate and extend companies’ online presence, delivering active and trusted content to multiple channels. Today, these solutions enable approximately 2,500 organizations worldwide to apply trusted content within and between organizations, driving e-business applications that connect employees, customers and business partners. To facilitate this mission, we introduced Documentum 4i, an open, standards-based ECM platform, in 1999. Because it is an open, standards-based platform, developers outside the Company are able to easily integrate with the product using the standard set of tools, resulting in a larger number of developers working to build applications on top of our platform. This platform allows for the creation, management and delivery of content to a wide variety of information devices, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device. In 2000 and 2001, we introduced four packaged solutions (formerly called “Editions” by us) based on our 4i platform. These solutions — Web Content Management, Portal Content Management, B2B Content Management, and Compliance Content Management — offered a tailored mix of core technology from Documentum 4i that could manage volumes of content. Early in 2002, a fifth solution — Digital Asset Management Edition — was released, and later in the year we introduced Documentum 5, the next version of our ECM platform, which now enables collaboration, communication, compliance and knowledge-sharing on a global scale. Incorporated within the newly released Documentum 5 platform are two of our newest solutions — Documentum eRoom Enterprise and Records Manager. Documentum eRoom Enterprise is the foundation of the now available Collaboration solution, which brings together people, processes, and content with a digital, collaborative workplace. Enterprise Records Management solution has also been introduced, featuring Documentum Records Manager as an integrated records management solution that equips organizations to create, safeguard, and access necessary records, relate them to relevant business content, and archive or destroy records according to system-enforced administrative, regulatory, or legal rules. We continue to invest in research and development in order to update our family of products and expand our market focus to deliver products to provide an ECM solution for customers, partners, and employees.

      We will continue to license and support the Documentum 4i platform, however, we expect that license and service revenue from Documentum 5 and newer product offerings will account for substantially all of our revenue for the foreseeable future.

Strategic Acquisitions

      On December 5, 2001, we acquired select assets of Bulldog, Inc., a privately-held company, in exchange for consideration totaling approximately $10.2 million, including 395,570 shares of common stock valued at approximately $7.7 million (share value was calculated using an average five-day stock price extending two days before and two days after the terms of the acquisition were publicly announced), cash of $2.0 million, and approximately $0.5 million in acquisition related costs. The acquisition was accounted for using the purchase method of accounting. Bulldog was a provider of digital asset management software solutions allowing companies to store, browse, manage and distribute various digital media content including video, audio, image or text documents.

      On January 23, 2002, we acquired privately-held Boxcar Software, Inc. in exchange for consideration totaling $1.4 million, which was comprised of cash consideration of approximately $1.3 million and approximately $0.1 million in acquisition costs. The acquisition was accounted for using the purchase method of accounting. Boxcar was a provider of content aggregation and distribution technology allowing companies to gather content, from any source, including web sites, public folders, file systems and legacy applications and distribute the content in any format and to any destination.

      The technology acquired in both the Bulldog and Boxcar acquisitions has since been fully integrated with other technology that had been or was since developed internally at Documentum. Measuring the incremental impact of the acquisitions of these technologies in our results of operations from the date of acquisition is not practical.

      On November 26, 2002, we acquired privately-held TrueArc Corporation in exchange for consideration totaling approximately $3.8 million, which was comprised of cash consideration of $3.6 million and approximately $0.2 million in acquisition costs. The acquisition was accounted for using the purchase method of accounting. TrueArc was a provider of records management and digital preservation software allowing companies to manage physical and electronic records. In connection with the purchase, we recorded goodwill of approximately $2.7 million and an identifiable purchased intangible totaling approximately $2.6 million. The identifiable purchased intangible related to the value of existing technology and is being amortized on a straight-line basis over an estimated useful life of two years. The goodwill of approximately $2.7 million is not subject to amortization (for further details of this transaction, see Note 3 of our Consolidated Financial Statements).

      On December 10, 2002, we acquired privately-held eRoom Technology, Inc. in exchange for consideration totaling approximately $118.4 million, including 7,772,708 shares of common stock valued at $90.8 million (share value was calculated using an average five-day stock price extending two days before and two days after the terms of the acquisition were publicly announced), cash of $12.6 million, issuance of options to purchase 1,605,108 shares of Documentum common stock valued at approximately $8.1 million, and direct acquisition costs of approximately $6.9 million. eRoom was a provider of business collaboration software products and hosted offerings. eRoom’s products enable organizations and their employees, customers, suppliers, and other partners to manage their business relationships over the Internet. In connection with the purchase, we acquired goodwill of approximately $82.0 million and various other identifiable purchased intangibles totaling approximately $21.6 million. Identifiable purchased intangible assets primarily relate to existing technology and various other contracts. The cost of the identifiable purchased intangibles, excluding executory contracts, are amortized on a straight-line basis over one to three years. The cost of executory contracts is recognized once our obligations have been fulfilled. The goodwill of approximately $82.0 million is not subject to amortization (for further details of this transaction, see Note 3 of our Consolidated Financial Statements).

      In connection with the acquisition of eRoom in December 2002, we recorded a charge of $4.7 million, or 4% of the approximately $118.4 million in total consideration, for in-process research and development costs (“IPRD”). The value allocated to the project identified as IPRD was charged to operations in the fourth quarter of 2002. At the acquisition date, eRoom’s major in-process project was the development of a server that would provide access to a suite of collaborative tools such as discussion areas, calendars, configurable approval processes, and file versioning in a browser-based client access model. This technology had not yet reached technological feasibility. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

      At the date of the acquisition, the Company expected to invest approximately $2.5 million of additional development costs in this product. The Company currently expects to complete the project by the end of 2003 and does not expect a significant change in the estimated completion costs. We obtained an independent appraiser’s valuation to determine the amounts allocated to purchased technology and in-process research and development. The valuation analysis utilized the Income Approach that takes into consideration discounted future cash flows. This approach also takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD was 27%, a premium over the estimated weighted-average cost of capital of 22%. The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology.

Critical Accounting Policies and Estimates

      Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements. However, certain of our accounting policies are particularly important to obtain an understanding of our financial position and results of operations. Application of many of these policies requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses related disclosures. In general, these estimates or judgments are based on historical experience of our management, prevailing industry trends, information provided by our customers, and information available from other outside sources, each as appropriate. Actual results may differ from these estimates under different conditions. We consider our most critical accounting policies to be those policies that are both most important to the portrayal of our financial condition and results of operations, and those that require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

      Our revenue is derived from the sale of perpetual licenses for our enterprise content management solutions and related services, which include maintenance and support, consulting and education services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related accounting literature. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is determined as being probable. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence of the fair value (VSOE) of the undelivered element until delivery occurs. If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms of up to 270 days from the contract execution date. In the event payment terms exceed 270 days, we recognize revenue when it becomes due and payable as we do not consider the fees to be fixed and determined. We have a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions. License revenue from resellers or distributors is recognized, net of fees, when there is evidence of an arrangement with the end-user and all other revenue recognition criteria are met. Revenue from annual maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the contract. Revenue from consulting and training services are deferred and recognized as the services are being performed and are typically on a time and material basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to our development of the underlying software code.

Allowances

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers was to improve or deteriorate, revision to the allowance may be required. To date, actual experience has been consistent with our estimates.

Warranty Reserves

      We maintain reserves for costs associated with future product warranty obligations. With the release of Documentum 5, and the anticipated future introduction of Documentum 5 add-on modules, we may significantly increase the reserve if the new products contain undetected errors, or “bugs,” or performance problems, that are discovered only after the product is installed and used by customers. A provision for estimated future costs relating to warranty expense is recorded as cost of revenue when revenue is recorded. Warranty costs are estimated based upon historical experience.

Accounting for Income Taxes

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Goodwill and Purchased Intangibles

      Goodwill and purchased intangible assets are stated at cost less accumulated depreciation and are reviewed periodically for impairment. All of our goodwill is associated with acquisitions completed after June 30, 2001. We adopted certain provisions SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2001, and the remaining provisions of SFAS No. 142 were adopted on January 2. In accordance with SFAS No. 142 we did not amortize any goodwill, including workforce intangibles that were subsumed into goodwill, arising from acquisitions that were completed after June 30, 2001.

      Purchased intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to five years).

      During the third quarter of 2002, we completed our annual impairment analysis of acquired technology, goodwill and intangibles. Based on the results of the impairment analysis, we determined that no indicators of impairment existed for our reporting unit, and therefore no impairment charge has been recognized for the fiscal year ended December 31, 2002.

      There are no pro forma effects of the adoption of SFAS No. 142 as all goodwill as of December 31, 2002, relates to acquisitions that were completed after June 30, 2001.

Long-lived Assets, Excluding Goodwill

      Our long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. We periodically review our long-lived assets for impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

      Assets to be disposed of and for which we have committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of their carrying amount or fair value less cost to sell.

Results of Operations

      The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	2002	2001	2000

Revenue:
License	52%	46%	59%
Service	48%	54%	41%

Total revenue	100%	100%	100%

	2002	2001	2000

Cost of revenue:
License	5%	3%	4%
Service	22%	28%	20%

Total cost of revenue	27%	31%	24%

Gross profit	73%	69%	76%

Operating expenses:
Sales and marketing	42%	53%	42%
Research and development	17%	19%	18%
General and administrative	11%	13%	12%
Restructuring costs	1%	3%	—
Amortization of purchased intangibles	—	—	—
Acquired in-process research and development	2%	—	—

Total operating expenses	73%	88%	72%

Income (loss) from operations	—	(19)%	4%
Interest income	3%	2%	3%
Interest expense	(3)%	—	—
Impairment of investment	—	(1)%	—

Income (loss) before income tax provision	—	(18%)	7%
Provision for income taxes	1%	2%	2%

Net income (loss)	(1)%	(20)%	5%

As a percentage of related revenue:
Cost of license revenue	9%	7%	7%
Cost of service revenue	46%	51%	49%

Revenue

      During 2002, we saw revenue increase as a result of growth in demand for our products driven by our ability to successfully provide the enterprise content management (ECM) solutions required by an organizations’ software infrastructure needs. Our success in the growing ECM space was attributed to several factors, including our ability to address enterprise content management needs as a result of heightened compliance and regulatory standards across several industries and the ability to offer a comprehensive suite of content management products. Through research and development and mergers and acquisition activity, we expanded the breadth of our ECM platform. Early in 2002, we introduced a fifth solution for our flagship 4i platform — Digital Asset Management Edition, and later in the year we introduced Documentum 5, the next version of our ECM platform, which allows for collaboration, communication, and knowledge sharing on a global scale to power content initiatives. In fiscal year 2002, we made several strategic acquisitions allowing for further expansion of our core platform functionality.

      With the acquisition of TrueArc Corporation, we began shipping a fully integrated records management product. We recorded $0.4 million in revenue through the sale of this new technology in fiscal 2002.

      Our acquisition of eRoom Technology, Inc. added 758 total new customers and brought a significant enhancement to our platform by enabling enterprise collaboration, which brings together geographically distributed, extended-enterprise teams to increase efficiency. For fiscal year 2002, we generated $4.2 million in revenue through the sale of licenses and related services for collaboration technology.

      The five core solutions that make up our enterprise content management offering — Enterprise Document Management, Web Content Management, Digital Asset Management, Collaboration, and Records

Management were successfully marketed and sold in two key geographic regions; the United States and the Europe, Middle East and Africa (EMEA) region. In 2002, we had four consecutive quarters of a relatively equal split of license revenue between the United States and all international regions, which was predominantly EMEA. Our EMEA region saw 46% year over year growth in license revenue, while license revenue growth in the United States was 26% in that same period. The balance across these two major regions has helped us in a challenging economic environment.

      During 2002 we grew our customer list by over 1,000 new customers and will now have the opportunity to cross-license the new product sets. We closed 23 deals of over $1.0 million in total license and service revenue and had license revenue from one customer that accounted for 6% of total license revenue and 3% of total revenue for the year ended December 31, 2002. As a result of these larger transactions, average deal size increased by 24% to approximately $309,000 for the year ended December 31, 2002 from approximately $249,000 for the year ended December 31, 2001. These factors combined with improved operational efficiencies resulted in improved operating results during the year ended December 31, 2002, as compared to the prior year.

License Revenue

	2002	Change	2001	Change	2000

License revenue	$117.1	35%	$86.8	(26)%	$117.9
Percentage of total revenue	51.6%		46.2%		59.7%

      License revenue increased by $30.3 million, or 35%, in fiscal 2002 as a result of an increase in number of licenses sold and an increase in average deal size. The increase in licenses sold was driven by increased world wide demand in response to enterprise requirements for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration. License revenue growth was also supplemented through the acquisitions of eRoom and TrueArc, as we recognized $3.9 million in license revenue attributable to these acquisitions.

      License revenue decreased by $31.1 million, or 26%, in fiscal year 2001 primarily due to a general weakness in the worldwide economic environment. In addition to the weakness in the United States economy that was prevalent in 2001, we experienced the effects of an economic downturn in the European market. Although license revenue declined by 26% overall in 2001, license revenue from international operations declined by only 16% during the period. Further exacerbating the economic environment in 2001 were the events of September 11th, after which we saw a reduction in demand for our products in certain industries, such as airline and travel and entertainment.

      We anticipate that the demand for our products will continue to increase if overall economic conditions strengthen and overall demand for enterprise content management increases; more specifically, we expect license demand to increase as we see a growing trend of customers requiring a common enterprise-wide approach to content management and a platform suitable for fulfilling compliance requirements, which includes new legislative regulations for document archiving and record keeping. Furthermore, with the release of Documentum 5 and the future release of add-on modules including eRoom Enterprise, which is an on-line work environment that enables knowledge workers to plan and execute project work and to collaborate with extended enterprise teams, we expect to see increased license revenue opportunities as more user seats are deployed throughout customer enterprises and as we make additional sales to new customers.

      We market our products through our direct sales force and have also focused on complementing the direct sales channel with indirect channel partners, consisting of systems integrators, distributors, and application service providers. Indirect channel partner revenue comprised 76%, 57%, and 38% of license revenue in 2002, 2001, and 2000, respectively. The increase in indirect channel partner revenue was due in part to a significant increase in the number of indirect partners deemed to be involved in transactions. This increase was the result of the expansion of the criteria for which we measured indirect channel partner revenue in 2001 to include transactions where partners have limited involvement and receive no commissions. In 2000, we characterized indirect channel partner revenue as revenue from a transaction in which:

•	the indirect partner executes contract with an end-user and receives a discount on the transaction; or

•	the indirect partner is paid a commission for its involvement in the transaction.

      Beginning in 2001, we characterize revenue from transactions that involve indirect channel partners as falling into any one of the following categories:

•	the indirect partner executes a contract with an end-user and receives a discount on the transaction;

•	the indirect partner is paid a commission for its involvement in the transaction; or

•	the indirect partner has limited involvement in the transaction but does not receive compensation.

      We have not revised prior period amounts for comparability purposes as it was not practical to do so.

      Revenue from indirect partners for any period is subject to significant variations. As a result, we believe that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

      International license revenue represented 49%, 47% and 42% of license revenue in 2002, 2001 and 2000, respectively. The increase in international revenue as a percentage of license revenue in 2002 was primarily due to an increased number of deals closed within the EMEA region. Despite a continued weakness in international IT spending, we experienced a rebound in our international sales efforts as a result of effective marketing and the successful expansion of our core product offerings. In 2002, we saw a 46% increase in license revenue in EMEA, driven mostly by the closing of 11 deals over $1 million in total license and service revenue. License revenue in the Asia Pacific region increased by 27%, however, most of that growth was due to the impact of a worldwide sale to one customer in the amount of $7.2 million. This transaction contributed $3.6 million and $1.6 million of license revenue to the Europe and Asia/ Pacific regions, respectively. It is uncertain whether we can maintain continued international revenue growth as a consistent percentage of license revenue due to the challenging economic environment.

      The increase in international license revenue as a percentage of license revenue in 2001 was primarily due to a decrease in total license revenue. In addition, we had enterprise-wide sales to two customers in Europe totaling $4.1 million, which increased international revenue as a percentage of overall worldwide sales. The general industry slowdown in 2001 negatively impacted domestic revenue to a greater extent than international revenue. We, however, also experienced softness in our European and Asia/ Pacific markets in the second half of 2001 as customers scrutinized their budgets more closely in light of the global economic weakness. We classify license revenue as domestic or international based upon the billing location of the customer. In many instances, especially with large purchases from multinational companies, the customer has the right to deploy the licenses anywhere in the world. Thus, the percentages discussed herein represent where licenses were sold, and may or may not represent where the products are used. As a result, we believe that period to period comparisons of international revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

      The Company’s customers include several of its suppliers and on occasion, the Company has purchased goods or services for the Company’s operations from these vendors at or about the same time the Company has licensed its software to these same organizations (a “concurrent transaction”). Concurrent transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm’s length. During 2002 and 2001 the Company recognized $2.3 million and $0.4 million, respectively, of software license revenues from concurrent transactions. There were no transactions of this nature recorded in fiscal 2000.

Service Revenue

	2002	Change	2001	Change	2000

Service revenue	$109.8	8%	$101.2	24%	$81.5
Percentage of total revenue	48.4%		53.8%		41.0%

      Service revenue increased by $8.6 million, or 8%, in fiscal 2002 due to an increase in maintenance revenue. Maintenance revenue increased by $11.4 million, or 19%, to $71.8 million from $60.4 million in 2001. This increase was partially offset by a decrease of $1.5 million, or 5%, in consulting revenue and $1.3 million, or 15%, in training revenue over the comparable period in 2001. The increase in maintenance revenue was attributable to a larger installed base of customers receiving ongoing maintenance and support services and maintenance revenue of $0.6 million recognized as a result of the eRoom and TrueArc acquisitions. Separately we recognized $0.1 million in consulting and education revenue through the eRoom and TrueArc acquisitions. We believe that the decrease in consulting and education service revenues is due to adverse macro-economic factors associated with customer purchases and software deployment methodologies. Customers have increased their use of internal resources to deploy purchased licenses and are limiting the number of attendees to our seminars due to budget and travel restrictions. The decrease in service revenue as a percentage of total revenue was due to an increase in license revenue that exceeded the increase in service revenue.

      Maintenance revenue accounted for 60% of the total service revenue increase for the fiscal year ended 2001. The overall increase was attributable to a larger installed base of customers receiving ongoing maintenance, consulting and education services. The remaining increase in service revenue was seen in consulting revenue while education revenue remained flat over the comparable prior period. Consulting revenue increased by 40% or $8.6 million. The increase in consulting revenue was attributed to solid growth seen in license sales during the second half of 2000. Consulting revenue tends to lag behind license sales by up to two quarters. We saw the benefits of this license revenue growth during the first half of 2001. Furthermore we saw solid growth in sub-contractor revenue while our Asia Pacific region posted solid consulting revenue gains as well. The increase in service revenue as a percentage of total revenue in 2001 was due to a decrease in license revenue in that year.

      The continued growth of our consulting revenue depends in large part on the growth of our software license revenues and customer deployment methodologies, while the growth of our maintenance revenue depends on the growth of our software license revenues coupled with the renewals of maintenance agreements by our existing customer base. With the release of Documentum 5, the new functionality acquired through the eRoom and TrueArc acquisitions, and other new generation platform functionality, we expect that demand from our installed base and new customers for consulting, education and maintenance services will increase over the next several quarters. Furthermore, we continue to expand our array of service offerings through innovative on-line education courses.

Cost of Revenue

Cost of License Revenue

	2002	Change	2001	Change	2000

Cost of license revenue	$10.2	59%	$6.4	(17)%	$7.7
Percentage of license revenue	8.7%		7.4%		6.5%

      Cost of license revenue consists of amortization of technology-related identifiable purchased intangibles, royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees.

      Cost of license revenue increased by $3.8 million, or 59%, in fiscal 2002 due to an overall increase in license sales as well as the recognition of amortization costs of technology-related acquired intangibles, including intangibles relating to executory contracts, totaling approximately $1.9 million arising from the eRoom and TrueArc acquisitions. The intangible asset cost of $0.9 million relating to the executory contracts was recognized in its entirety during the year ended December 31, 2002, as all of our obligations had been fulfilled.

      Cost of license revenue decreased by $1.3 million, or 17%, in fiscal 2001 as a result of an overall weakness in license revenue and demand for our products due to economic factors.

      The increase in cost of license revenue as a percentage of overall license revenue over the three-year period was related to an increase in the sale of royalty-bearing products. We currently carry and integrate into our products more third party products and we are selling a greater number of those products than we had in prior years. However, we expect the cost of license revenue to decrease in absolute dollar amount and as a percentage of overall license revenue since the one-time amortization of executory contracts will not exist in fiscal 2003.

Cost of Service Revenue

	2002	Change	2001	Change	2000

Cost of service revenue	$51.0	(2)%	$51.9	28%	$40.4
Percentage of service revenue	46.4%		51.3%		50.0%

      Cost of service revenue consists primarily of personnel-related and third party contractor costs incurred in providing consulting services, education services and maintenance services to customers, which includes telephone support costs.

      Cost of service revenue decreased by $0.9 million, or 2%, in fiscal 2002 as a result of a decrease in the demand for consulting and education revenues as discussed above. Furthermore, we saw a $2.1 million reduction in outsourced consulting fees as a result of reduced demand for our consulting and education services.

      Cost of service revenue increased by $11.5 million, or 28%, in fiscal 2001 as a result of increased personnel-related costs as we expanded our consulting, education and maintenance operations to support a larger installed customer base, as well as an increase in solutions offered to customers.

      Our consulting, education and maintenance headcount increased by 16% to 287 employees in 2002, and by 20% to 248 employees in 2001, as compared to 206 employees in 2000. This increased headcount in 2002 was driven mostly by the addition of personnel as a result of the acquisitions of eRoom and TrueArc. We expect the cost of service revenue to fluctuate in absolute dollar amount and as percentage of overall service revenue as the related service revenue fluctuates.

Operating Expenses

      Since inception, we have invested significant resources in developing our software and related solutions, as well as building our sales, service, marketing, and general and administrative organizations. Our operating expenses declined during 2002, however, our operating expenses tend to increase in absolute dollar amounts and are expected to continue to increase in future years.

Sales and Marketing

	2002	Change	2001	Change	2000

Sales and marketing expense	$96.0	(5)%	$100.6	20%	$84.1
Percentage of total revenue	42.3%		53.5%		42.6%

      Sales and marketing expenses consist of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses, costs of other market development programs as well as an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, corporate taxes, facilities, telephone and others.

      Sales and marketing expenses decreased by $4.6 million, or 5%, in 2002 due to a decrease in sales compensation driven by restructuring activities and management’s cost control initiatives designed to decrease spending in a number of discretionary areas. The primary focus of these initiatives was a redesign of our compensation plan that resulted in a net decrease in commission expense of approximately $3.6 million despite a 35% year over year increase in license revenue. Additionally, we realized discretionary decreases in external marketing spending of $1.8 million, recruiting and relocation costs of $1.0 million and bonus expenses of $0.7 million. Excluding the effects of the eRoom and TrueArc acquisitions, direct sales force headcount was reduced by 6% to 354 employees from 376 employees in 2001. The above noted decreases were partially offset by $1.1 million in sales and marketing costs incurred as a result of the eRoom and TrueArc acquisitions.

      Sales and marketing expenses increased by $16.5 million, or 20%, in fiscal 2001 as a result of our strategy to continue to invest in our sales and marketing infrastructure, including an increase in the number of sales teams and marketing programs in order to increase market share in an attempt to establish ourselves as a leader in the enterprise content management market.

      Sales and marketing expense will increase in absolute dollar amounts as we expand our sales and marketing efforts and incurs additional personnel costs as a result of additional headcount relating to the acquisitions of eRoom and TrueArc, however, sales and marketing costs are expected to continue to decrease as a percentage of total revenue.

Research and Development

	2002	Change	2001	Change	2000

Research and development expenses	$38.0	10%	$34.7	(2)%	$35.3
Percentage of total revenue	16.7%		18.5%		17.9%

      Research and development expenses consist of salaries and benefits for software developers, contracted development efforts, as well as an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, corporate taxes, facilities, telephone and others.

      Research and development expenses increased by $3.3 million, or 10%, in 2002 due to increased spending on product integration costs incurred as a result of our strategic acquisitions and costs attributed to the launch of Documentum 5. The nature of these costs related to the integration of the Digital Asset Management technology acquired in the Bulldog acquisition, content distribution and aggregation technology acquired in the Boxcar acquisition, collaboration technology acquired in the eRoom acquisition, and records management technology acquired with the TrueArc acquisition.

      Research and development expenses decreased by $0.6 million, or 2%, in 2001, reflecting our focus on cost-reduction efforts undertaken during the period. The increase as a percentage of total revenue is due to a decrease in worldwide revenues.

      Based on our research and development process, costs incurred between the establishment of technological feasibility and general release of a product have been insignificant and therefore all costs relating to research and development are expensed as incurred. We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to increase in absolute dollar amount as a result of additional personnel that we acquired and integration costs that will be incurred in connection with the eRoom and TrueArc acquisitions. However, we also believe that research and development costs will decrease as a percentage of total revenue.

General and Administrative

	2002	Change	2001	Change	2000

General and administrative expenses	$25.1	—%	$25.2	6%	$23.8
Percentage of total revenue	11.1%		13.4%		12.0%

      General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, corporate taxes, facilities, telephone and others.

      General and administrative expenses decreased by $0.1 million in 2002 as a result of minor cost-cutting initiatives.

      General and administrative expenses increased by $1.4 million, or 6%, in 2001 due to increased staffing and professional fees necessary to manage and support our planned growth, as well as consulting costs associated with changes to our information systems.

      General and administrative expenses will increase in terms of absolute dollar amount as a result of the additional personnel that we acquired in connection with the eRoom and TrueArc acquisitions, however these costs are expected to continue to decrease as a percentage of total revenue.

Restructuring Costs

      In fiscal 2001, and in the second quarter of fiscal 2002, we incurred restructuring costs to reduce our worldwide work force, and to consolidate excess facilities. The following table details the restructuring activity through December 31, 2002:

	Severance
	and	Other
	Benefits	Charges	Total

	(In thousands)
Restructuring liability balance at December 31, 2000	$—	$—	$—
For the year ended December 31, 2001:
Total charge to operating expense	5,770	501	6,271
Cash paid	(4,827)	(248)	(5,075)

Restructuring liability balance at December 31, 2001	943	253	1,196

For the year ended December 31, 2002:
Total charge to operating expense	1,339	—	1,339
Cash paid	(1,544)	(109)	(1,653)
Adjustments	(296)	—	(296)

Restructuring liability balance at December 31, 2002	$442	$144	$586

      In connection with our restructuring efforts, we recognized restructuring charges that were comprised of estimated severance and benefits costs related to the involuntary termination of, or cancellation of offers of employment to, approximately 240 employees, of which 220 employees were based in the United States and the remaining employees were based in Europe, Canada, and throughout Asia Pacific. The cost estimates were made based on the remaining amounts due under various contractual agreements and management’s best estimates of the expected obligations. During fiscal 2002 we decreased the severance and benefits accrual by a net $0.3 million. These adjustments were the result of our settling certain severance and benefit obligations for an amount less than originally estimated. Our remaining accrual of approximately $0.4 million is included in accrued liabilities on the balance sheet and will be paid during the first half of fiscal 2003.

      The remaining other charges that were recognized in connection with our restructuring plan include costs that we estimated we would incur to exit certain facilities, net of estimated sub-lease income. We worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. The remaining accrued liability as of December 31, 2002 relates to facilities lease obligations, net of estimated sub-lease income, which will be paid through fiscal 2005. All of the estimated sub-lease income is based on the underlying lease agreement with the sub-lessee.

      In addition to the above restructuring efforts and in connection with the acquisitions of eRoom and TrueArc, management approved a plan of restructuring that included steps to be taken to integrate the operations of these two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. In the fourth quarter of fiscal 2002, we included $1.1 million in severance and benefits and $0.1 million for the consolidation of certain facilities, in the purchase price of the acquired entities. As of December 31, 2002 we had $1.2 million of acquisition-related restructuring accruals remaining. We accounted for this restructuring in accordance with the FASB’s Emerging Issues Task Force (EITF) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

      Adjustments to the acquisition-related restructuring may be made in future periods should different conditions prevail from those anticipated in our original plan. Future adjustments made within one year of the consummation date of the acquisitions will result in adjustments to the original purchase price of the acquired entities.

      We do not believe that the above restructuring activities have had or will have a material effect on our ongoing operations.

      Management has been continuously evaluating our combined workforces and facilities worldwide as a result of the strategic acquisitions and determined that further workforce reductions will be necessary in the first quarter of fiscal year 2003 as synergies are realized. In addition to anticipated costs arising from severance and benefit commitments relating to these reductions, we also have committed to a restructuring plan to consolidate several facilities worldwide. In total, an anticipated restructuring charge in the range of $12 to $14 million is expected to be incurred during the first quarter of 2003. We will account for this restructuring charge in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Approximately $11 million of this restructuring charge relates directly to one large facility in Europe that management has determined will be abandoned. As a result of this restructuring, we anticipate quarterly savings of $1.0 million in 2003.

Amortization of Acquired Intangibles

      We recorded amortization costs of $0.4 million which is included in operating expenses and relates to the intangible value of non-technology-related assets, such as contracts and non-compete agreements. These assets were acquired in connection with the Bulldog, Boxcar, eRoom and TrueArc acquisitions.

      A total of $2.3 million of amortization expense was recorded in fiscal 2002. The remaining $1.9 million was related to the amortization of technology-related identifiable purchased intangibles, such as developed technology, and was recorded in cost of license revenue.

Interest and other income (expense), net

      Interest and other income, net for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

	(In thousands)
Interest income	$5,809	$4,484	$5,124
Interest and other expense, net	(5,819)	(126)	(129)
Gain (loss) on foreign exchange, net	(263)	(778)	26

Total interest and other income (expense), net	$(273)	$3,580	$5,021

      Interest and other income (expense), net, decreased by $3.9 million in 2002 as compared to 2001, due to the increase in interest expense, including amortization of debt issuance costs, attributed to the fixed interest obligations related to our outstanding convertible debt. Interest and other income (expense), net decreased $1.4 million in 2001 as compared to 2000, due to a decrease in interest income earned on our cash, cash equivalents and short-term investments. This decrease resulted from the fact that interest rates decreased throughout 2001 and were at historical lows by the end of the twelve-month period. In addition, we sustained an increase in foreign exchange losses in 2001 as the U.S. dollar strengthened against many of the receivables held by us that were denominated in foreign currencies.

      To date, our international sales have been generally denominated in U.S. dollars. However, when denominated in a foreign currency we have entered into forward exchange contracts to reduce the exposure to foreign currency fluctuations. In the future, as we expand our international operations, we may have an increased amount of non-U.S. dollar denominated receivables.

Investment Impairment

      During fiscal 2001, the Company recorded an impairment loss of approximately $2.0 million relating to an other-than temporary decline in the fair value of its private equity investment.

Income Taxes

      We recorded a provision for income taxes of approximately $1.5 million and $2.8 million in fiscal year 2002 and 2001, respectively. In both years the provision for income taxes related to taxable income in foreign jurisdictions. The net deferred tax asset as of December 31, 2002 and December 31, 2001 was $18.2 million and $12.4 million, respectively. In accordance with US GAAP, a valuation allowance of approximately $36.8 million, of which approximately $9.5 million was recorded during 2002, is recorded against the deferred tax asset, to reduce the net deferred tax asset to an amount considered to be more likely than not realizable. The majority of the valuation allowance relates to both the tax benefit of our employee stock plans and net operating loss carryforwards and tax credit carryforwards arising from the acquisition of eRoom. The majority of the entire valuation allowance, not related to the acquisition of eRoom, relates to the tax benefit associated with Documentum employee stock plans. Accordingly, if it is later determined that the related deferred tax assets are more likely than not to be realized, the valuation allowance will be credited to either additional paid-in capital or goodwill and will not be available to offset future provisions for income taxes.

      We continue to evaluate our taxable position quarterly and consider factors such as estimated taxable income (loss), the history of losses for tax purposes and our growth, among other factors. Please see Note 12 in Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Since 1993, we have financed our operations primarily through the sale of stock, cash generated from operations and the issuance of convertible debt.

      In February 1996, we completed our initial public offering, selling 2,058,000 shares of our common stock, and receiving net proceeds of approximately $45 million. In October 1997, we completed a secondary public offering, selling 1,115,700 shares of our common stock, and receiving net proceeds of approximately $31 million.

      On April 5, 2002, we sold $125 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. We received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. We also incurred debt issuance costs totaling $0.4 million comprised of legal, accounting, and various other fees relating to the debt offering. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, to convert the Notes into shares of common stock at a conversion price of $30.02 per share. The Notes will be limited to $125 million aggregate principal amount. The Notes may be redeemed by us on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. We recognized $5.6 million of interest expense, which included amortization of debt issuance cots, for the year ended December 31, 2002. As of December 31, 2002, our debt obligation totaled $125.0 million.

      The indenture under which the Notes were issued provides that an event of default will occur if (i) we fail to pay principal or premium on the Notes, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to perform any other covenant that is required of us in the indenture and the failure is not cured or waived within 60 days, or (iv) we or one of our significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $10 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 30 days after notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the Notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization (involving us or any of our significant subsidiaries) will constitute an event of default under the indenture and, in that case, the principal amount of the Notes will automatically become due and payable. To the extent we are required to repay the Notes prior to the maturity date as a result of an event of default, such repayment will negatively impact our liquidity.

      At December 31, 2002, our principal sources of liquidity consisted of approximately $253.2 million of cash and cash equivalents and marketable securities, compared to approximately $92.9 million at December 31, 2001. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors. We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

      In 2002, cash provided by operating activities was approximately $24.2 million as compared to cash used in operations of approximately $12.2 million in 2001 and cash provided by operations of approximately $15.5 million in 2000. The approximate $24.2 million of cash provided by operations in 2002 was primarily due to net non-cash related expenses of approximately $22.5 million and a net increase in operating assets and liabilities of approximately $2.9 million, offset by a net loss of approximately $1.2 million. The following notable financial statement changes were noted on the balance sheet as of December 31, 2002, however, these changes did not have an immediate impact on our cash or liquidity:

•	Goodwill and purchased intangibles increased by approximately $108.2 million during 2002 as a result of the eRoom, TrueArc, and Boxcar acquisitions.

•	Other assets increased by approximately $9.8 million during 2002 due to unamortized convertible debt issuance costs and an increase to the deferred tax asset.

•	Accrued liabilities increased by approximately $25.4 million during 2002 due to liabilities acquired through the eRoom and TrueArc acquisitions and the accrual of semi-annual convertible debt interest payments.

      The following notable financial statement change that impacts our cash and liquidity was noted on the balance sheet as of December 31, 2002:

•	Deferred revenue increased during 2002 by approximately $10.4 million, of which approximately $4.9 million was acquired through the acquisition of eRoom and TrueArc and did not impact our cash and liquidity. The remaining $5.5 million was a result of growth in maintenance revenue from a larger customer installed base.

      The approximate $12.2 million use of funds in operations in 2001 was driven by our net loss of approximately $38.3 million, offset by net non-cash related expenses of approximately $19.8 million and an increase in operating assets and liabilities of approximately $6.3 million. Our approximate $15.5 million of cash provided by operations in the year ended December 31, 2000 was derived from net non-cash expenses of approximately $15.7 million and net income of approximately $8.7 million, offset by a decrease in operating assets and liabilities of approximately $8.9 million.

      Cash used in investing activities was approximately $98.5 million in 2002 as compared to cash provided by investing activities of approximately $1.2 million in 2001 and cash used in investing activities of approximately $17.2 million in 2000. The approximate $98.5 million of cash used in investing activities in 2002 was driven by the net purchase of marketable securities of approximately $95.0 million and purchases of property and equipment of approximately $6.6 million, offset by net cash of approximately $3.1 million acquired in our merger and acquisition activity. The approximate $1.2 million of cash provided by investing activities in 2001 was primarily related to the net maturity of marketable securities of approximately $14.6 million, offset by purchases of property and equipment of approximately $11.7 million and approxi-

mately $1.7 million used in the acquisition of substantially all of the assets of Bulldog, Inc. The approximate $17.2 million of cash used in investing activities in 2000 was primarily related to purchases of property and equipment of approximately $19.2 million, offset by the net maturity of marketable securities in the amount of approximately $2.0 million.

      Cash provided by financing activities was approximately $135.7 million, $15.9 million and $27.9 million in 2002, 2001, and 2000, respectively. The approximate $135.7 million of cash provided by financing activities in 2002 primarily relates to net proceeds from the convertible debt offering of approximately $121.3 million and proceeds of approximately $14.5 million from the issuance of common stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan, partially offset by approximately $0.1 million in payments made on capital lease obligations. The approximate $15.9 million of cash provided by financing activities in 2001 was due to approximately $16.0 million of proceeds from the issuance of common stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan, partially offset by approximately $0.1 million in payments made on capital lease obligations. The approximate $27.9 million of cash provided by financing activities in 2000 was due to approximately $28.2 million in proceeds from the issuance of common stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan, partially offset by approximately $0.3 million in payments made on capital lease obligations

      At December 31, 2002, we had net working capital of approximately $217.8 million, as compared to approximately $80.4 million at December 31, 2001. The working capital increase was comprised of increases to marketable securities of approximately $103.3 million, cash and cash equivalents of approximately $63.6 million, accounts receivable of approximately $5.0 million, other current assets of approximately $1.0 million and a reduction in accounts payable of approximately $0.3 million, offset by increases to accrued liabilities of approximately $25.4 million and deferred revenue of approximately $10.4 million.

      In June 1998, we signed an agreement to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, we signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July 2000 and expiring in March 2006. In July 2001, we signed an amendment to the existing leases, which provides for the rental of an additional 13,975 square feet of space, beginning July 2001 and expiring in March 2005. The Pleasanton, California space serves as our headquarters and contains the principal administrative, engineering, marketing, and sales facilities.

      In October 1997, we signed an agreement to lease approximately 24,000 square feet in Middlesex, United Kingdom beginning in October 1997 and expiring in April 2013. In September 2001, we signed an agreement to lease an additional 35,000 square feet in Middlesex, United Kingdom beginning in September 2001 and expiring in December 2007. These facilities serve as our principal European administrative, engineering, marketing and sales facilities. The remaining lease payments relating to the additional 35,000 square feet will be included in a restructuring charge in the first quarter of 2003 as management has determined that this space will not be utilized moving forward as a result of the eRoom acquisition.

      In December 2002, we assumed, through the acquisition of eRoom Technology, Inc., an agreement to lease approximately 34,000 square feet in Cambridge, Massachusetts. The lease expires in June of 2005. This facility serves as supplemental administrative space.

      We have made and may continue to make significant capital purchases related to leasehold improvements and office furniture for new facilities. We currently have no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

      In August 2001, we entered into a capital lease arrangement for the rental of computer equipment in the amount of $108,000. The lease agreement requires quarterly principal and interest payments in the amount of $12,000. The lease has an interest rate of 5.77% and has a maturity date of December 2003. As of December 31, 2002, we have made payments in the amount of $68,000 related to this lease and have recorded the current portion of this capital lease obligation in the amount of $48,000. Also, in connection with the acquisition of substantially all of the assets of Bulldog, Inc. we acquired capital assets under capital leases totaling $32,000 (see Note 3 of Notes to Consolidated Financial Statements) for further details surrounding the Bulldog acquisition). During the year ended December 31, 2002, we settled all payment obligations surrounding the acquired capital leases.

      On December 10, 2002, we acquired eRoom in exchange for consideration totaling approximately $118.4 million, including 7,772,708 shares of common stock valued at approximately $90.8 million, cash of approximately $12.6 million and direct acquisition costs of approximately $6.9 million. Of the approximate $12.6 million of cash consideration, $6.9 million was unpaid and obligated to shareholders of eRoom as of December 31, 2002.

      On November 26, 2002, we acquired privately-held TrueArc Corporation in exchange for consideration totaling $3.8 million, which was comprised of cash consideration of $3.6 million and $0.2 million in acquisition costs.

      The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period

		Less than			After
Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(In thousands)
Convertible debt obligation	$125,000	$—	$—	$125,000	$—
Non-cancelable operating lease obligations	44,686	13,549	21,923	6,119	3,095
Convertible debt interest obligation	23,906	5,625	11,250	7,031	—
Remaining cash consideration owed to eRoom shareholders	6,861	6,861	—	—	—
Severance liability related to eRoom and TrueArc acquisitions	1,106	1,106	—	—	—
Unconditional purchase obligations	519	519	—	—	—
Long-term liabilities related to excess facilities	211	102	109	—	—
Liabilities related to excess acquired eRoom facilities	143	143	—	—	—
Capital lease obligations	50	50	—	—	—

Total Contractual Cash Obligations	$202,482	$27,955	$33,282	$138,150	3,095

      Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from fluctuations related to global economies and markets. Some of those factors include, but are not limited to, our lengthy sales and implementation cycles, a reliance on one family of products and related services, intense competition that could cause an inability to compete successfully, and an industry that is characterized by vigorous protection and pursuit of intellectual property rights. We believe that our existing cash, cash equivalents and marketable securities, our available bank financing and the cash flows generated from operations, if any, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital at the end of such period. We cannot provide assurance that additional financing, if needed, will be available on favorable terms, if at all. Even if our cash is sufficient to fund our needs, we may elect to sell additional equity or debt securities, or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution to our stockholders. A portion of our cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. We periodically evaluate, in the ordinary course of business, potential investments such as businesses, products or technologies. See “Risk Factors — Risks Associated with Acquisitions.”

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS, No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of an asset. The Statement will be effective for fiscal years beginning after June 15, 2002. As of December 31, 2002, we had no asset impairments or significant disposals.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We did not have any debt extinguishments as of December 31, 2002.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. We will assess the impact of the adoption of this announcement during the first quarter of fiscal year 2003.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure-an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

      We did not adopt the fair value method of accounting for stock-based compensation and thus we are not affected by the provisions of this Statement relating to methods of transition to the fair value method. The annual and interim disclosure provisions are effective for financial reports containing financial statements for annual and interim periods ending after December 31, 2002. We have adopted the disclosure provisions for these annual financial statements and will adopt the interim disclosure provisions for our interim financial statements beginning with the three-month period ending March 31, 2003. We have determined that the adoption of SFAS No. 148 will not have a material impact on our Consolidated Financial Statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 expands on the accounting guidance of FASB Statements No. 5, 57, and 107 and incorporates without change the provisions FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our software license arrangements or to guarantees accounted for as derivatives. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after December 31, 2002 and the disclosure requirements apply to guarantees outstanding as of December 31, 2002.

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. FIN 46 requires that a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN No. 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We had no variable interest entities as of December 31, 2002.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Risk

      Our exposure to market risk is due to changes in the general level of U.S. interest rates and relates to our cash and cash equivalents and marketable security investment portfolios (the “securities”). The securities are maintained at four major financial institutions in the United States. These securities, like all fixed instruments, are subject to interest rate risk and will decline if market interest rates increase. We manage interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short maturities and also maintaining sufficient cash and cash equivalent balances such that we are typically able to hold the investments to maturity. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. The marketable securities are considered to be available-for-sale and have original maturities ranging from three months to over one year. The following table summarizes our securities and weighted average yields, as of December 31, 2002 (in thousands):

	Expected Maturity Date

December 31, 2002	2003	2004	2005	Total ($000s)

U.S. Treasury & Agency Securities	32,322	28,713	15,742	76,778
Wtd. Avg. Yield	2.35%	3.17%	4.05%
Corporate Bonds	49,749	14,530	—	64,279
Wtd. Avg. Yield	2.52%	3.32%	—
Total ($000s)				141,056

      As of December 31, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $141.1 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2002, the fair value of the portfolio would decline by $1.6 million.

      The fair value of our convertible subordinated debenture fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit worthiness. The fair market value of the convertible subordinated debenture as of December 31, 2002, was $114.2 million based upon reported trading activity of the debenture in the secondary market. We do not believe that we have interest rate exposure on our convertible subordinated debenture because the interest rate is fixed and the convertible subordinated debenture will be settled at its fair value.

Foreign Exchange Risk

      Our revenue originating outside the United States was 41% for 2002 and 30% of total revenue in 2001 and 2000. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur and settle most of their expenses in their local currency.

      We consider the U.S. dollar to be the functional currency for certain of our foreign subsidiaries and the local currency to be the functional currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in stockholders’ equity. Gains and losses resulting from remeasuring monetary asset and liability accounts for foreign subsidiaries where the U.S. dollar is the functional currency are included in other expense, net. Our total foreign currency loss was $0.3 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively, and immaterial for the year ended December 31, 2000.

      Our exposure to foreign exchange fluctuations arise from these intercompany accounts, receivables and payables and from transactions initiated in the United States that are denominated in a foreign currency.

      We use foreign currency forward contracts to hedge receivables and payables denominated in foreign currency, intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currencies hedged are the British pound and the Euro using foreign currency forward contracts ranging in periods from one to nine months. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period as we do not designate our foreign exchange forward contracts as accounting hedges.

      The table below provides information as of December 31, 2002 about our forward foreign currency contracts. The table presents the notional amounts, at contract exchange rates, the weighted average contractual foreign currency exchange rates, and the estimated fair value. The information is provided in U.S. dollar equivalent amounts.

		Weighted
	Notional	Average
	Principal	Contract Rate

	(In thousands)
Forward Contracts:
Euro	$3,000	1.05
Japanese yen	507	118.34
Canadian dollars	1,201	1.58
British pound sterling	1,500	1.61

	$6,208

Estimated fair value at December 31, 2002	$(14)

Item 8.	Consolidated Financial Statements and Supplementary Data

      The information required by this Item is included in Part IV Item 15.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

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

      For the years ended December 31, 1999, 2000 and 2001 and through March 14, 2002, the Company had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of the disagreement in its report on the financial statements of the Company for such years.

      For the years ended December 31, 1999, 2000 and 2001, the Company has had no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K).

      The Company provided Arthur Andersen LLP with a copy of the foregoing disclosures and requested that Arthur Andersen LLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in subsection (i), (ii), (iv) and (v) above. A copy of Arthur Andersen’s letter, dated March 20, 2002, was filed as Exhibit 16.1 to our Report on Form 8-K, filed March 20, 2002.

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

      (a) Executive Officers — See the section titled “Executive Officers” in Part I, Item 1 hereof.

      (b) Directors — The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

      (c) The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table presents summary information about our equity compensation plans, as of the close of business on December 31, 2002.

	A	B	C

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued Upon	Wtd. Avg.	Plans (Excluding
	Exercise of	Exercise	Securities Reflected
Plan Category	Outstanding Options	Price	in Column A)

Equity compensation plans approved by shareholders(1)	4,612,324	$17.59	499,661
Equity compensation plans not approved by shareholders(2)	11,467,407	$15.35	2,733,475
Total	16,079,731		3,233,136

(1)	Includes the 1993 Equity Incentive Plan and the 1995 Non-Employee Directors’ Plan.

(2)	Includes the 1996 Non-Officer Equity Incentive Plan, the Relevance Technologies, Inc. Stock Plan, and the 1996 eRoom Technology, Inc. Stock Plan.

      For additional information regarding our stock options plans and the accounting effects of our stock-based compensation, please see Note 2 and Note 9 of our Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions

      The Company incorporates by reference the information set forth in the Company’s Proxy Statement under the heading “Certain Transactions.”

Item 14.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Based on our evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.	Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Form:

1. Financial Statements

•	Independent Auditors’ Report

•	Independent Report of Public Accountants

•	Consolidated Balance Sheets as of December 31, 2002 and 2001

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

2. Financial statement schedule

•	Schedule II — Valuation and Qualifying Accounts

All schedules not listed have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits — See accompanying Index to Exhibits

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this form.

      (b) Reports on Form 8-K

On April 2, 2002, the Company filed a report on Form 8-K announcing: (1) plans to report that revenue for the quarter ended March 31, 2002 exceeded analyst estimates, (2) its intention to offer $100 million of senior convertible notes, and (3) the pricing of $125 million of senior convertible notes due 2007.

On October 8, 2002, the Registrant filed a report on Form 8-K relating to an Agreement and Plan of Reorganization, dated as of October 3, 2002, by and among Documentum, a wholly-owned subsidiary of Documentum, eRoom Technology, Inc. and certain other parties, pursuant to which our subsidiary will be merged with and into eRoom and eRoom thereby became a wholly-owned subsidiary of Documentum.

On December 20, 2002, the Registrant filed a report on Form 8-K relating to the Registrant’s acquisition of eRoom Technology, Inc. on December 10, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2003.

DOCUMENTUM, INC.

By:	/s/ DAVID DEWALT

David DeWalt
President and Chief Executive Officer

By:	/s/ MARK GARRETT

Mark Garrett
Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, David DeWalt, and each one of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any way and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2003.

Signature	Title

/s/ DAVID DEWALT David DeWalt	President and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY A. MILLER Jeffrey A. Miller	Chairman of the Board

/s/ MARK GARRETT Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ ROBERT V. ADAMS Robert V. Adams	Chairman Emeritus

Signature	Title

/s/ MICHAEL PEHL Michael Pehl	Director

/s/ GARY BANKS Gary Banks	Director

/s/ GEOFFREY A. MOORE Geoffrey A. Moore	Director

/s/ JOHN HAMM John Hamm	Director

CERTIFICATIONS

      I, David DeWalt, certify that:

1. I have reviewed this annual report on Form 10-K of Documentum, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID DEWALT

David DeWalt
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2003

      I, Mark Garrett, certify that:

1. I have reviewed this annual report on Form 10-K of Documentum, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MARK GARRETT

Mark Garrett
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Date: March 31, 2003

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

Documentum, Inc.:

      We have audited the accompanying consolidated balance sheet of Documentum, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the 2002 consolidated financial statements, we also have audited the accompanying financial statement schedule as of and for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audit. The consolidated balance sheet of Documentum, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001, and the related financial statement schedule, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule, before the revisions described in Note 2, “Summary of Significant Accounting Policies”, and Note 13 “Segment Information” in their report dated January 23, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Documentum, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the 2001 and 2000 consolidated financial statements of Documentum, Inc. and subsidiaries listed above were audited by other auditors who have ceased operations. As described in Note 2, the Company restated the 2001 and 2000 disclosures prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Additionally, as described in Note 13, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures prescribed by SFAS No. 123, and the disclosures of the reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments were appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Documentum, Inc. and subsidiaries other than with respect to such aforementioned disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California

January 28, 2003

The following audit report of Arthur Andersen LLP, the Company’s former independent public accountants, is a copy of the original report dated February 23, 2002 rendered by Arthur Andersen LLP on the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed on March 29, 2002 and amended on August 29, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company is including this copy of the Arthur Andersen LLP audit report pursuant to rule 2-02(e) of Regulation S-X under the Securities Act of 1933, as amended.

INDEPENDENT REPORT OF PUBLIC ACCOUNTANTS

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California

January 23, 2002

DOCUMENTUM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$112,069	$48,420
Marketable securities	141,056	37,842
Accounts receivable, net of allowances of $2,987 and $3,542 in 2002 and 2001, respectively	50,803	45,811
Other current assets	25,707	24,664

Total current assets	329,635	156,737
Property and equipment, net	25,949	34,135
Long-term investments	—	6,589
Goodwill	93,481	7,449
Identifiable purchased intangibles, net	24,818	2,617
Other assets	18,226	8,363

	$492,109	$215,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,782	$3,056
Accrued liabilities	71,472	46,052
Deferred revenue	37,463	27,088
Current portion of capital lease obligation	48	77

Total current liabilities	111,765	76,273

Long-term convertible debt	125,000	—
Other long-term liabilities	109	686

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 48,078 and 38,979 shares issued and outstanding, respectively	48	39
Additional paid-in capital	317,539	196,874
Unearned deferred stock-based compensation	(7,067)	—
Accumulated other comprehensive income (loss)	3,030	(911)
Accumulated deficit	(58,315)	(57,071)

Total stockholders’ equity	255,235	138,931

	$492,109	$215,890

See accompanying notes to Consolidated Financial Statements.

DOCUMENTUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
License	$117,074	$86,833	$117,861
Service	109,833	101,174	81,476

Total revenue	226,907	188,007	199,337

Cost of revenue:
License	10,200	6,429	7,738
Service	50,981	51,946	40,355

Total cost of revenue	61,181	58,375	48,093

Gross profit	165,726	129,632	151,244

Operating expenses:
Sales and marketing	96,010	100,564	84,098
Research and development	37,959	34,720	35,340
General and administrative	25,050	25,158	23,784
Restructuring costs	1,043	6,271	—
Amortization of purchased intangibles	429	—	—
Acquired in-process research and development	4,725	—	—

Total operating expenses	165,216	166,713	143,222

Income (loss) from operations	510	(37,081)	8,022
Interest income	5,809	4,483	5,124
Interest expense	(5,639)	(34)	(12)
Other expense, net	(443)	(869)	(91)
Impairment of investment	—	(2,012)	—

Income (loss) before income tax provision	237	(35,513)	13,043
Provision for income taxes	1,481	2,780	4,304

Net income (loss)	$(1,244)	$(38,293)	$8,739

Basic earnings (loss) per share	$(0.03)	$(1.01)	$0.25

Diluted earnings (loss) per share	$(0.03)	$(1.01)	$0.22

Shares used to compute basic earnings (loss) per share	40,145	37,934	35,584

Shares used to compute diluted earnings (loss) per share	40,145	37,934	39,654

See accompanying notes to Consolidated Financial Statements.

DOCUMENTUM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
							Other
	Common Stock			Deferred		Comprehensive	Comprehensive	Total
			Additional	Stock	Accumulated	Income	Income	Stockholders’
	Shares	Amount	Paid-in	Compensation	Deficit	(Loss)	(Loss)	Equity

	(In thousands)
Balance as of December 31, 1999	33,680	$17	$138,546	$—	$(27,517)	—	$(67)	$110,979
Comprehensive income:
Net income	—	—	—	—	8,739	$8,739	—	8,739

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	(635)	(635)	(635)

Other comprehensive loss	—	—	—	—	—	(635)	—	—

Comprehensive income, net of tax	—	—	—	—	—	$8,104	—	—

Common stock options exercised	2,631	2	24,407	—	—	—	—	24,409
Employee stock purchase plan	546	—	3,774	—	—	—	—	3,774
Stock split	—	18	(18)	—	—	—	—	—
Tax benefit-stock option exercises	—	—	2,019	—	—	—	—	2,019
Other	(10)	—	5	—	—	—	—	5

Balance as of December 31, 2000	36,847	37	168,733	—	(18,778)	—	(702)	149,290
Comprehensive income:
Net loss	—	—	—	—	(38,293)	$(38,293)	—	(38,293)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	(449)	(449)	(449)
Unrealized gain on marketable securities	—	—	—	—	—	240	240	240

Other comprehensive loss	—	—	—	—	—	(209)	—	—

Comprehensive loss, net of tax	—	—	—	—	—	$(38,502)	—	—

Common stock options exercised	1,093	1	10,437	—	—	—	—	10,438
Employee stock purchase plan	643	1	5,586	—	—	—	—	5,587
Stock issued for acquisition	396	—	7,782	—	—	—	—	7,782
Tax benefit-stock option exercises	—	—	4,336	—	—	—	—	4,336

Balance as of December 31, 2001	38,979	39	196,874	—	(57,071)	—	(911)	138,931
Comprehensive income:
Net loss	—	—	—	—	(1,244)	$(1,244)	—	(1,244)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	2,269	2,269	2,269
Unrealized gain on marketable securities	—	—	—	—	—	1,672	1,672	1,672

Other comprehensive income	—	—	—	—	—	3,941	—	—

Comprehensive income, net of tax	—	—	—	—	—	$2,697	—	—

Common stock options exercised	888	1	8,463	—	—	—	—	8,464
Employee stock purchase plan	444	—	6,080	—	—	—	—	6,080
Stock issued for acquisitions, net	7,767	8	106,122	—	—	—	—	106,130
Unearned deferred stock-based compensation, net	—	—		(7,067)	—	—	—	(7,067)

Balance as of December 31, 2002	48,078	$48	$317,539	$(7,067)	$(58,315)	—	$3,030	$255,235

See accompanying notes to Consolidated Financial Statements.

DOCUMENTUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,244)	$(38,293)	$8,739
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale and disposal of fixed assets	1,843	16	559
Stock-based compensation expense	236	66	—
Depreciation	16,046	14,428	10,997
Amortization of identifiable purchased intangibles	2,324	58	—
Amortization of debt issuance costs	541	—	—
Provision for doubtful accounts	2,173	2,489	2,408
Acquired in process research and development write-off	4,725	100	—
Tax benefit from exercise of employee stock options	—	4,336	2,019
Deferred taxes	(5,335)	(3,722)	(329)
Impairment of investment	—	2,012	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(3,895)	7,803	(22,072)
Other assets	(3,010)	(5,888)	1,787
Accounts payable	(758)	(2,695)	106
Accrued liabilities	4,240	1,089	8,498
Deferred revenue	6,277	6,015	2,783

Net cash provided by (used in) operating activities	24,163	(12,186)	15,495

Cash flows from investing activities:
Purchases of marketable securities	(464,555)	(220,669)	(265,228)
Sales of marketable securities	369,602	235,309	267,245
Purchases of property and equipment	(6,623)	(11,732)	(19,188)
Acquisition of businesses, net of cash acquired	3,087	(1,717)	—

Net cash provided by (used in) investing activities	(98,489)	1,191	(17,171)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,544	16,025	28,181
Payments on capital lease obligations	(88)	(79)	(238)
Net proceeds from convertible debt offering	121,250	—	—

Net cash provided by financing activities	135,706	15,946	27,943

Effect of exchange rate changes	2,269	(449)	(635)

Net increase in cash and cash equivalents	63,649	4,502	25,632
Cash and cash equivalents at beginning of year	48,420	43,918	18,286

Cash and cash equivalents at end of year	$112,069	$48,420	$43,918

Supplemental schedule of cash flow information:
Interest paid	$5,621	$34	$12
Income tax refunds	$(218)	$(1,786)	$(1,592)
Noncash investing and financing activities:
Unrealized gains on available-for-sale securities, net of tax	$1,672	$240	$—
Common stock issued for acquisitions, net	$106,130	$7,782	$—

See accompanying notes to Consolidated Financial Statements.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of the Company

      Documentum, Inc. (“Documentum” or the “Company”) was incorporated in the state of Delaware in January 1990. Documentum provides enterprise content management (ECM) software solutions that bring intelligence, automation and collaboration to the creation, management, personalization, distribution and archiving of vast quantities and types of content — documents, Web pages, Extensible Markup Language (XML) files, and rich media, such as pictures, audio files, and video clips — in one common content platform and repository. Documentum’s platform makes it possible for companies to distribute content globally across all internal and external systems, applications, and user communities.

Note 2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The Consolidated Financial Statements include those of the Company and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The following table details the Company’s cash and cash equivalents at December 31, 2002 and 2001:

	2002	2001

	(In thousands)
Cash	$3,530	$4,259
Money market accounts	108,539	44,161

	$112,069	$48,420

      In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company’s marketable securities are classified as “available-for-sale” and are stated at fair value based on quoted market prices, with the unrealized gains and losses, net of related tax effect, reported as a component of stockholders’ equity. The Company has the intent to maintain a liquid portfolio and has the ability to redeem its marketable securities at their carrying amounts. Therefore, all marketable securities at December 31, 2002 have been classified as current. Previously, investments with original maturities greater than twelve months at the time of purchase were classified as long-term because the Company’s intent was to hold these investments for more than one year.

Foreign Currency and Derivative Instruments

      Assets and liabilities of foreign subsidiaries of the Company for which the local currency is the functional currency are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the actual current exchange rates prevailing at the time of each transaction. Gains and losses from the translation are included in accumulated other comprehensive income (loss). Gains and losses resulting from remeasuring monetary asset and liability accounts of foreign subsidiaries for which

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the functional currency is the U.S. dollar are included in other expense, net. The Company recorded foreign currency losses of $0.3 million and $0.8 million in fiscal years 2002 and 2001, respectively, and an immaterial foreign currency gain in fiscal 2000.

      The Company enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies at rates agreed upon at the contract’s inception. The principal foreign currencies hedged were the British Pound and Euro. A foreign currency forward exchange contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign exchange forward contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized in the current period.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over their estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful life or the life of the lease, whichever is shorter. Depreciation expense was approximately $16.0 million, $14.4 million and $11.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      During fiscal 2002, the Company recognized additional depreciation expense of approximately $0.9 million to capture the depreciation of leasehold improvements in the amount of approximately $0.1 million per quarter that had not been previously recorded in prior years.

Software Development Costs

      Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological feasibility is established. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and the general availability of such software has been short and accordingly, software development costs are expensed as incurred and are included in research and development costs.

      In accordance with the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, certain costs of computer software developed or obtained for internal use have been capitalized. The estimated useful life of the software costs capitalized is evaluated for each specific project and ranges from one to five years. The Company has capitalized costs in the amount of approximately $3.0 million, $1.2 million and $3.4 million for the fiscal years ended December 31, 2002, 2001, and 2000, respectively.

Goodwill and Identifiable Purchased Intangibles

      Goodwill is stated at cost and purchased intangible assets are stated at cost less accumulated amortization. All of the Company’s goodwill at December 31, 2002 is associated with acquisitions completed after June 30, 2001. The Company adopted certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2001, and the remaining provisions of SFAS No. 142 were adopted on January 1, 2002. In accordance with SFAS No. 142, the Company did not amortize any goodwill, including workforce intangibles that were subsumed into goodwill, arising from acquisitions that were completed after June 30, 2001.

      Purchased intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to five years).

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the third quarter of 2002, the Company completed its annual impairment analysis of goodwill. Based on the results of the impairment analysis, the Company determined that no indicators of impairment existed for its reporting unit, and therefore no impairment charge has been recognized for the fiscal year ended December 31, 2002.

      There are no pro forma effects of the adoption of SFAS No. 142 as all goodwill as of December 31, 2002, relates to acquisitions that were completed after June 30, 2001.

Long-lived Assets, Excluding Goodwill

      The Company’s long-lived assets, excluding goodwill, consist of property, plant and equipment and other acquired intangibles. The Company periodically reviews its long-lived assets for impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

      The Company concluded in fiscal 2002 that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.

      Assets to be disposed of and for which the Company has committed to a plan of disposal of such assets, whether through sale or abandonment, are reported at the lower of their carrying amount or fair value less cost to sell.

Warranty Reserve

      In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has included disclosure applicable to its product warranties. The Company has also included disclosures pertaining to the indemnification provisions that the Company provides in its software license arrangements (see Note 11).

      The Company generally offers a 90-day warranty from shipment of the software. The Company estimates the costs that it expects to incur under its warranty obligations and records a liability in the amount of such costs at the time of the transaction. Factors that affect the Company’s warranty liability include the number of installed seats, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Changes in the Company’s warranty reserve activity during 2002 are as follows (in thousands):

Balance as of December 31, 2001	$649
Provisions made during the year	624
Actual cost incurred during the year	(583)

Balance as of December 31, 2002	$690

Deferred Revenue

      Deferred revenue primarily relates to support agreements that have been paid for by customers prior to the performance of those services. Generally, the services will be provided within twelve months from the

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction date. Payments received in advance of revenue recognition for license fees are recorded as deferred revenue.

Stock-based Compensation Plans

      At December 31, 2002, the Company had five stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company incurred approximately $0.2 million and $0.1 million in stock-based compensation expense for the periods ended December 31, 2002 and 2001, respectively. The Company did not incur stock-based compensation expense for the period ended December 31, 2000.

      The Company has also included the disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. The annual disclosure provisions of SFAS No. 148 were adopted by the Company during 2002.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123. The 2001 and 2000 disclosures have been restated to reflect the revision to certain assumptions used in the fair value calculation, to revise the amount used to tax effect the 2001 and 2000 fair value calculation, and to record the effects of the stock option exchange that occurred on April 19, 2001, in accordance with SFAS No. 123. See Note 9, “Stock Option and Purchase Plans, and Employee Benefit Plan” for further information regarding this calculation.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net income (loss), as reported	$(1,244)	$(38,293)	$8,739
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	$236	$66	$—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(55,193)	$(116,372)	$(63,350)

Pro forma net loss	$(56,201)	$(154,599)	$(54,611)

Earnings (loss) per share:
Basic — as reported	$(0.03)	$(1.01)	$0.25

Basic — pro forma	$(1.40)	$(4.08)	$(1.53)

Diluted — as reported	$(0.03)	$(1.01)	$0.22

Diluted — pro forma	$(1.40)	$(4.08)	$(1.53)

Comprehensive Income (Loss)

      Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gain/loss and unrealized gains or losses on marketable securities classified as “available-for-sale.”

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company’s revenue is derived from the sale of perpetual licenses for its enterprise content management solutions and related services, which include maintenance and support, consulting and education services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related accounting literature. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is determined as being probable. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence of the fair value (VSOE) of the undelivered element until delivery occurs. If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. The Company recognizes revenue on transactions with payment terms of up to 270 days from the contract execution date. In the event payment terms exceed 270 days, the Company recognizes revenue when it becomes due and payable as it does not consider the fees to be fixed and determined. The Company has a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions. License revenue from resellers or distributors is recognized, net of fees, when there is evidence of an arrangement with the end-user and all other revenue recognition criteria are met. Revenue from annual maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the contract. Revenue from consulting and training services are deferred and recognized as the services are being performed and are typically on a time and material basis. Such services primarily consist of implementation services related to the installation of the Company’s products and do not include significant customization to our development of the underlying software code.

      The Company’s customers include several of its suppliers and on occasion, the Company has purchased goods or services for the Company’s operations from these vendors at or about the same time the Company has licensed its software to these same organizations (a “concurrent transaction”). Concurrent transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm’s length. During 2002 and 2001, the Company recognized $2.3 million and $0.4 million, respectively, of software license revenues from concurrent transactions. Software license revenue recognized from concurrent transactions during 2000 was not considered significant.

      On January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) No. 01-14 Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. The Company has reflected the out-of-pocket expenses rebilled to customers in professional services, maintenance and other revenues. Prior to the adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Approximately $2.3 million and $1.8 million of reimbursements received for out-of-pocket expenses incurred have been reclassified in 2001 and 2000, respectively, to conform to the fiscal 2002 presentation

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable. The Company deposits substantially all of its cash with four financial institutions.

      The Company generally does not require collateral for its accounts receivable and maintains reserves for potential credit losses. At December 31, 2002 and 2001 no one customer comprised 10% or more of accounts receivable.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s investment policy limits investments to low-risk instruments. All financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment.

Income Taxes

      The Company uses the asset and liability method to account for income taxes. The Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the enactment date occurred. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance.

Fair Value of Financial Instruments

      The fair value of the Company’s cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments. The fair market values of the Company’s capital lease obligations approximate their carrying values based upon current market rates of interest. The fair value of the Company’s convertible debt was approximately $114.2 million at December 31, 2002, based on the quoted market price of the convertible debt.

Advertising

      The Company expenses the costs of advertising as incurred. Advertising expense was approximately $0.5 million, $0.6 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in sales and marketing expense in the accompanying Consolidated Statements of Operations.

Net Income (Loss) Per Share and Pro Forma Net Loss Per Share

      Basic net income (loss) per share and basic pro forma net income (loss) per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123, are computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share and dilutive pro forma net income (loss) per share are computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. Diluted net income (loss) per share and diluted pro forma net income (loss) per share also give effect, when dilutive, to the conversion of the convertible debt, using the if-converted method.

Note 3.     Business Acquisitions

      For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in the Company’s Consolidated Financial Statements from the date of the respective acquisitions.

Bulldog, Inc.

      On December 5, 2001, the Company acquired select assets of Bulldog, Inc., a privately-held company, in exchange for consideration totaling approximately $10.2 million, including 395,570 shares of common stock

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued at approximately $7.7 million (share value was calculated using a five-day average stock price extending two days before and two days after the terms of the acquisition were publicly announced), cash of $2.0 million, and approximately $0.5 million of acquisition related costs. The acquisition was accounted for using the purchase method of accounting on the date of the acquisition. Bulldog was a provider of digital asset management software solutions allowing companies to store, browse, manage and distribute various digital media content including video, audio, image or text documents.

      The following table summarizes the allocation of the purchase price of Bulldog, Inc. (in thousands):

Cash		$2,000
Fair value of Documentum common stock (395,570 shares)		7,718
Transaction costs		507

Total purchase price		$10,225

Cash		$283
Accounts receivable		797
Other assets		180
Property, plant, & equipment		1,040
Deferred tax asset		512
Assumed liabilities		(2,809)
Identifiable purchased intangibles:
Existing technology (estimated useful life of 4.5 years)	1,875
License contract (estimated useful life of 2 years)	350
Noncompete agreements (estimated useful life of 3 years)	175
Other in-place contracts (estimated useful life of 3 years)	150
Trademark (indefinite useful life)	125

Total identifiable purchased intangibles		2,675
Write off of in-process research and development		100
Goodwill		7,447

Net assets acquired		$10,225

Boxcar Software, Inc.

      On January 23, 2002, the Company acquired privately-held Boxcar Software, Inc. in exchange for consideration totaling approximately $1.4 million, which was comprised of cash consideration of $1.3 million and approximately $0.1 million in acquisition costs. The acquisition was accounted for using the purchase method of accounting on the date of acquisition. Boxcar is a provider of content aggregation and distribution technology allowing companies to gather content, from any source, including web sites, public folders, file systems and legacy applications and distribute the content in any format and to any destination. In connection with the purchase, the Company recorded goodwill of approximately $0.9 million and various identifiable purchased intangible and other assets totaling approximately $0.5 million. Identifiable purchased intangible assets primarily relate to the value of existing technology and non-compete agreements and are being amortized on a straight-line basis over the estimated useful lives of five years and three years, respectively.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TrueArc Corporation

      On November 26, 2002, the Company acquired privately-held TrueArc Corporation in exchange for consideration totaling $3.8 million, which was comprised of cash consideration of $3.6 million and approximately $0.2 million in acquisition costs. The acquisition was accounted for using the purchase method of accounting. TrueArc is a provider of records management and digital preservation software allowing companies to manage physical and electronic records. In connection with the purchase, the Company recorded goodwill of approximately $2.7 million and identifiable purchased intangibles totaling approximately $2.6 million. The identifiable purchased intangibles relate to existing technology and are being amortized on a straight-line basis over an estimated useful life of two years.

eRoom Technology, Inc.

      On December 10, 2002, the Company acquired privately-held eRoom Technology, Inc. in exchange for consideration totaling approximately $118.4 million, including 7,772,708 shares of common stock valued at approximately $90.8 million (share value was calculated using a five-day average stock price extending two days before and two days after the terms of the acquisition were publicly announced), cash of $12.6 million, of which approximately $6.9 million was outstanding at December 31, 2002, issuance of 1,605,108 Documentum options valued at approximately $15.4 million (options were valued using the Black-Scholes option pricing model on the measurement date), and direct acquisition costs of approximately $6.9 million. The Company recorded deferred stock-based compensation of $7.3 million, representing the intrinsic value of the unvested Documentum options issued to eRoom employees — which was measured as of the consummation date. The stock-based compensation expense is being recognized on a straight-line basis over the employees vesting period. A total of approximately $0.2 million of stock-based compensation expense was recognized for the year ended December 31, 2002. eRoom is a provider of business collaboration software products and hosted offerings. The Company’s products enable organizations and their employees, customers, suppliers, and other partners to manage their business relationships over the Internet.

      The following table summarizes the components of the total purchase price and the estimated allocation (in thousands):

Cash		$12,605
Fair value of Documentum common stock (7,772,708 shares)		90,816
Fair value of stock options assumed (1,605,108 options), net		8,127
Transaction costs		6,940

Total purchase price		$118,488

Fair value of tangible assets acquired		$11,418
Deferred tax asset acquired		10,000
Fair value of net liabilities assumed		(10,163)
Accrued liabilities in accordance with EITF Issue No. 95-3		(1,105)
Identified purchased intangibles:
Existing technology (estimated useful life of 2 years )	16,900
License contracts (estimated useful life of 3 years)	1,500
Maintenance contracts (estimated useful life of 2 years)	1,300
Executory contracts (estimated useful life of 1 year)	1,100
Subscription contracts (estimated useful life of 1 year)	700
OEM contracts (estimated useful life of 2 years)	100

Total identifiable purchased intangibles		21,600
Write off of in-process research and development		4,700
Goodwill		82,038

Net assets acquired		$118,488

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The $4.7 million allocated to acquired in-process research and development was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was expensed immediately because technological feasibility had not been established. The in-process technology write-off is included as a component of operating expense in the Consolidated Statement of Operations.

      The following are unaudited pro forma combined results of operations and net loss per share of the Company and Bulldog, Boxcar, eRoom, and TrueArc as if the acquisitions had taken place at the beginning of each fiscal year presented (in thousand, except per share amounts):

	Year Ended December 31,

Pro Forma	2002	2001	2000

	(Unaudited)
Total revenue	$263,071	$225,952	$209,742
Net loss	(14,812)	(75,965)	(4,020)
Net loss per share	(0.27)	(1.30)	(0.09)

Note 4.     Balance Sheet Components (in thousands):

	December 31,

	2002	2001

Other current assets:
Short-term deferred tax asset	$6,922	$11,190
Prepaid royalties	3,569	4,226
VAT receivable	5,622	3,429
Miscellaneous other current assets	9,594	5,819

	$25,707	$24,664

	December 31,
			Estimated
	2002	2001	Useful Lives

Property and equipment:
Computer equipment and software	$54,662	$52,424	3-5 years
Office equipment	3,505	3,220	3 years
Furniture and fixtures	5,617	5,513	3 years
Capital lease assets	102	621	2-5 years
Leasehold improvements and other	18,832	15,729	5-7 years

	82,718	77,507
Accumulated depreciation	(56,769)	(43,372)

	$25,949	$34,135

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

Accrued liabilities:
Compensation & related benefits	$24,626	$21,385
Royalties	6,100	5,316
Taxes payable	9,752	4,423
Acquisition-related obligations	7,249	—
Obligation to eRoom shareholders	6,861	—
Interest payable on convertible debt	1,406	—
Other current liabilities	15,478	14,928

	$71,472	$46,052

Note 5.	Marketable Securities

      The following tables summarize the Company’s marketable securities (in thousands):

	Short-term Investments				Long-term Investments

		Unrealized	Unrealized			Unrealized	Unrealized
December 31, 2002	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

U.S. government obligations	77,435	1,460	—	78,895	—	—	—	—
Corporate debentures	61,949	213	(1)	62,161	—	—	—	—

	139,384	1,673	(1)	141,056	—	—	—	—

	Short-term investments				Long-term investments

		Unrealized	Unrealized			Unrealized	Unrealized
December 31, 2001	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

U.S. government obligations	16,980	29	(6)	17,003	987	—	(1)	986
Corporate debentures	20,708	133	(2)	20,839	5,516	89	(2)	5,603

	37,688	162	(8)	37,842	6,503	89	(3)	6,589

      The following table summarizes the maturities of the Company’s investment in debt securities issued by the United States government and various international and domestic corporations:

	Expected Maturity Date

December 31, 2002	2003	2004	2005	Total ($000s)

U.S. Treasury & Agency Securities	32,322	28,713	15,742	76,778
Wtd. Avg. Yield	2.35%	3.17%	4.05%
Corporate Bonds	49,749	14,530	—	64,279
Wtd. Avg. Yield	2.52%	3.32%	—

Total ($000s)				141,056

      The Company recognizes interest and expense related to the amortization and accretion of discounts and premiums, respectively, on its marketable debt securities. The Company recorded net interest expense of $0.9 million in fiscal 2002 and net interest income of $0.9 million and $0.4 million in fiscal 2001 and 2000, respectively, related to this amortization.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not have any non-marketable investments as of December 31, 2002. During fiscal 2001, the Company recorded an impairment loss of approximately $2.0 million relating to an other-than temporary decline in the fair value of its private equity investment.

Note 6.	Goodwill and Identifiable Purchased Intangible Assets

Goodwill

      The following table presents the changes in goodwill for the Company’s one reporting unit during fiscal 2002:

(In thousands)
Balance as of 12/31/01	$7,449
Goodwill acquired during 2002	85,650
Adjustments	382

Balance as of 12/31/02	$93,481

Identifiable Purchased Intangible Assets

      Amortization expense on identifiable purchased intangible assets with finite lives was approximately $2.3 million and $0.1 million for the years ended December 31, 2002 and 2001, respectively. No amortization expense was recognized for the year ended December 31, 2000. Of the approximately $2.3 million of amortization expense recognized in fiscal 2002, approximately $1.9 million related to the amortization of technology related identifiable purchased intangible assets and was included as cost of license revenue. The remaining amortization of approximately $0.4 million related to the amortization of non-technology related identifiable purchased intangible assets were recorded as operating expense. The following tables present the classification of identifiable purchased intangible assets as of December 31, 2002 and 2001 and the estimated amortization expense through fiscal year 2007:

		Accumulated	Net
December 31, 2002	Gross Costs	Amortization	Intangibles

	(In thousands)
Amortized intangibles
Existing technology	$21,650	$(1,079)	$20,571
Executory contracts	850	(850)	—
Non-compete agreements	225	(78)	147
In-place contracts	4,350	(375)	3,975

Total	27,075	(2,382)	24,693

Unamortized intangibles
Trademark	125	—	125

Total identifiable purchased intangibles	$27,200	$(2,382)	$24,818

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accumulated	Net
December 31, 2001	Gross Costs	Amortization	Intangibles

	(In thousands)
Amortized intangibles
Existing technology	$1,875	$(35)	$1,840
Customer contract	350	(14)	336
In-place contracts	150	(4)	146
Non compete agreements	175	(5)	170

Total	2,550	(58)	2,492

Unamortized intangibles
Trademark	125	—	125

Total identifiable purchased intangibles	$2,675	$(58)	$2,617

Estimated Amortization Expense
Fiscal year ending
2003	$12,454
2004	11,027
2005	978
2006	229
2007	5

Total estimated amortization expense	$24,693

Note 7.	Convertible Debt

      On April 5, 2002, the Company sold $125 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. The Company received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. The Company also incurred debt issuance costs totaling $0.4 million comprised of legal, accounting, and various other fees relating to the offering. Debt issuance costs are being amortized using the effective interest rate method through April 5, 2007. Holders of the Notes are entitled to convert the Notes, at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, into shares of common stock at a conversion price of $30.02 per share. The Notes may be redeemed by the Company on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent the value of the assets securing those debts. The notes do not contain any restrictive financial covenants.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Restructuring Charges

      In fiscal 2001, and in the second quarter of fiscal 2002, the Company incurred restructuring costs to reduce its worldwide work force, and to consolidate excess facilities. The following table details the restructuring activity through December 31, 2002:

	Severance
	and	Other
	Benefits	Charges	Total

	(In thousands)
Restructuring liability balance at December 31, 2000	$—	$—	$—
For the year ended December 31, 2001:
Total charge to operating expense	5,770	501	6,271
Cash paid	(4,827)	(248)	(5,075)

Restructuring liability balance at December 31, 2001	943	253	1,196

For the year ended December 31, 2002:
Total charge to operating expense	1,339	—	1,339
Cash paid	(1,544)	(109)	(1,653)
Adjustments	(296)	—	(296)

Restructuring liability balance at December 31, 2002	$442	$144	$586

      In connection with the Company’s restructuring efforts, the Company recognized restructuring charges that were comprised of estimated severance and benefits costs related to the involuntary termination of, or cancellation of offers of employment to, approximately 240 employees, of which 220 employees were based in the United States and the remaining employees were based in Europe, Canada, and throughout Asia Pacific. The cost estimates were made based on the remaining amounts due under various contractual agreements and management’s best estimates of the expected obligations. During fiscal year 2002, the Company decreased the severance and benefits accrual by a net $0.3 million. These adjustments were the result of the Company settling certain severance and benefit obligations for amounts less than originally estimated. The remaining accrual of approximately $0.4 million is included in accrued liabilities on the balance sheet and will be paid during the first half of fiscal 2003.

      The remaining other charges that were recognized in connection with the Company’s restructuring plan include costs that the Company estimated it would incur to exit certain facilities, net of estimated sub-lease income. The Company worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of the accrual. The remaining accrued liability as of December 31, 2002 relates to facilities lease obligations, net of estimated sub-lease income, which will be paid through fiscal 2005. All of the estimated sub-lease income is based on the underlying lease agreement with the sub-lessee.

      In addition to the above restructuring efforts and in connection with the acquisitions of eRoom and TrueArc, management of the Company approved a plan of restructuring that included steps to be taken to integrate the operations of these two companies, consolidate duplicate facilities and streamline operations. In the fourth quarter of fiscal 2002, the Company recorded a purchase price adjustment of approximately $1.1 million in severance and benefits liabilities and approximately $0.1 million in liabilities for the consolidation of certain acquired facilities. As of December 31, 2002, none of the liabilities had been paid. The Company accounted for this restructuring in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company has not finalized its restructuring plans as of December 31, 2002. Any additional accruals in accordance with EITF No. 95-3 will be recorded as an increase to goodwill. Any accruals that are established in accordance with SFAS No. 146 will be included in

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating expenses. The facility lease obligations and employee severance costs are expected to be paid out in fiscal 2003.

Note 9.	Stock Option and Purchase Plans, and Employee Benefit Plan

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

      In 2002, 2001 and 2000, the Company issued 1,279,500, 1,092,517 and 2,070,000 options, respectively, under the Plan.

Non-Employee Directors’ Stock Option Plan

      In November 1995, the Board of Directors adopted the 1995 Non-Employee Director’s Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the issuance of up to a total of 700,000 nonstatutory stock options to non-employee directors of the Company. All options under this plan have a term of 10 years. Each non-employee director of the Company will automatically be granted a nonstatutory option to purchase 40,000 shares of common stock upon the date on which such person becomes a director. Each non-employee director of the Company is granted an annual option to purchase 15,000 shares of common stock that will be granted on June 30th of each year, provided such person has served continuously as a non-employee director for the past 6 months. Options under the Directors’ Plan will be granted at the fair value of the common stock and will vest one-third at date of grant and the remaining options will best in two equal annual installments.

      The Company issued 75,000 options during 2002 and 2001, and 140,000 options were issued in 2000 under the Directors’ Plan.

1996 Equity Incentive Plan

      In October 1996, the Board of Directors adopted the 1996 Non-Officer Equity Incentive Plan (the “Incentive Plan”) providing for the issuance of either nonstatutory common stock options, stock bonuses or rights to purchase restricted stock to employees and consultants of the Company. Under the Incentive Plan, a total of 16,654,000 shares have been authorized for issuance.

      Options may be granted at an exercise price at the date of grant of not less than 85% of the fair market value per share as determined by the Board of Directors. Options granted under the Incentive Plan are exercisable only upon vesting. All options under this plan have a term of 10 years with vesting periods determined by the Board of Directors.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2002, 2001 and 2000, the Company issued 905,074, 5,528,471, and 4,485,350 options, respectively, under the Incentive Plan.

1996 Relevance Technologies Stock Plan

      Upon the acquisition of Relevance Technologies Inc., the Company’s Board of Directors adopted the 1996 Relevance Technologies Stock Plan (the “Relevance Plan”), which was in existence at the time of the acquisition. The Relevance Plan provides for the issuance of either nonstatutory common stock options, stock bonus or rights to purchase restricted stock to current employees of the Company who are former employees of Relevance. Relevance stock options outstanding at the time of the acquisition were converted into options to purchase 73,609 shares of Documentum common stock.

1996 eRoom Technology, Inc. Stock Plan

      Upon the acquisition of eRoom Technology, Inc, the Company’s Board of Directors adopted the 1996 eRoom Technology, Inc. Stock Plan (the “eRoom Plan,”) which was in existence at the time of the acquisition. Pursuant to the terms of the acquisition, the Company assumed all of the then outstanding options granted under the eRoom Plan to purchase an aggregate of 3,460,683 shares of eRoom Technology common stock, which is convertible into an aggregate of 1,605,108 shares of Documentum common stock, assuming the exercise of all outstanding eRoom options. No additional options or other rights will be granted by Documentum under the eRoom Plan.

Documentum Stock Plan Activity

      A summary of activity under all the plans is as follows:

	Options Outstanding

		Weighted
		Average
	Shares	Exercise Price

Outstanding as of December 31, 1999	9,826,474	$10.03
Granted	6,695,350	$31.65
Exercised	(2,631,144)	$9.27
Canceled	(1,225,917)	$15.67

Outstanding as of December 31, 2000	12,664,763	$15.80

Granted	6,695,988	$16.20
Exercised	(1,093,061)	$9.56
Canceled	(3,796,585)	$30.70

Outstanding as of December 31, 2001	14,471,105	$17.16

Granted	2,259,574	$16.57
Options granted from the eRoom stock option plan	1,605,108	$5.35
Exercised	(887,170)	$18.76
Canceled	(1,368,886)	$21.13

Outstanding as of December 31, 2002	16,079,731	$15.48

      On April 19, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The elections to cancel options were effective on June 6, 2001. The exchange resulted in the voluntary cancellation by 216 employees of 2,048,850 employee stock options with varying exercise prices in exchange for the same number of replacement options, which were granted on December 11, 2001 (“grant date”). The replacement options had the same terms and conditions as each optionee’s cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options had an exercise price equal to the fair market value of the common stock on grant date, (2) the replacement options were nonstatutory stock options, and (3) the optionee had to be an employee of the Company on the grant date in order to receive replacement options. All employees were eligible to participate in the program.

      At December 31, 2002, options to purchase 8,935,594 shares were vested and 3,233,136 shares were available for future grant under all the plans.

      The following table summarizes information regarding stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2002	Life (Years)	Price	2002	Price

$ 0.0500-$ 6.2815	2,221,749	6.95	$4.6536	1,774,960	$4.8057
$ 6.3440-$ 9.7600	2,451,668	7.96	9.1974	1,183,961	8.9636
$ 9.8125-$11.9200	1,013,807	8.76	11.1546	223,339	11.2392
$11.9375-$12.3125	1,920,823	5.03	12.2952	1,837,607	12.3048
$12.3200-$16.8200	1,588,134	9.02	15.6168	351,063	14.8473
$16.9200-$17.5400	2,067,294	8.22	17.5349	1,138,893	17.5391
$18.0000-$24.1875	2,063,467	8.44	20.9699	672,803	22.0818
$24.4690-$30.6565	1,794,051	7.35	27.2252	1,155,673	27.295
$31.3440-$46.7500	954,738	7.64	37.6129	595,295	37.5585
$56.5000-$56.5000	4,000	7.96	56.5000	2,000	56.5000

$ 0.0500-$56.5000	16,079,731	7.63	$15.9905	8,935,594	$15.4802

     Employee Stock Purchase Plan

      In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 4,289,930 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to a maximum of $25,000 per calendar year, to be used to purchase shares of the common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. During 2002, 2001 and 2000, approximately 442,203, 643,000 and 546,000 common shares were purchased under the Purchase Plan, respectively. The weighted average fair value of the purchase rights granted in fiscal 2002, 2001, and 2000 was $6.82, $7.37, and $5.43, respectively.

     Pro Forma Stock-Based Compensation Disclosure

      The pro forma information included in Note 2 of the Consolidated Financial Statements illustrates the results of operations as if the Company had accounted for its grants of employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined the estimated fair values of its options granted

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and shares purchased under the ESPPs for the years ended December 31, 2002, 2001, and 2000 using the following weighted average assumptions assuming a dividend yield of zero for all periods:

Employee Stock Option Plans

	Year Ended December 31,

	2002	2001	2000

Volatility	111.60%	110.76%	123.48%
Risk-free interest rate	2.39%	4.28%	6.23%
Dividend yield	—	—	—
Expected lives	4	4	4

Employee Stock Purchase Plan

	Year Ended December 31,

	2002	2001	2000

Volatility	89.62%	97.28%	128.06%
Risk-free interest rate	1.23%	1.83%	5.70%
Dividend yield	—	—	—
Expected lives	0.5	0.5	0.5

      Under the Black-Scholes option-pricing model, the weighted-average fair value of employee stock options granted during the years ended December 31, 2002, 2001 and 2000 was $14.15 per share, $18.61 per share, and $34.86 per share, respectively.

     Employee Benefit Plan

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

Note 10.     Basic and Diluted Net Income (Loss) per Share

      The following is a reconciliation of the computation for basic and diluted net income (loss) per share:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net income (loss)	$(1,244)	$(38,293)	$8,739

Shares used in basic net income (loss) per share computation	40,145	37,934	35,584
Effect of dilutive potential common shares resulting from employee stock options	—	—	4,070

Shares used in dilutive net income (loss) per share computation	40,145	37,934	39,654

      Weighted average options to purchase 10,320,666, 8,185,676, and 636,150 shares of common stock at prices ranging from $0.50 to $56.50, $0.50 to $56.50, and $34.86 to $59.38 per share were outstanding as of December 31, 2002, 2001 and 2000, respectively, but were excluded from the dilutive net income (loss) per share computation if either the option’s exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive. Debt convertible into approximately 4.1 million shares of common stock as of December 31, 2002 was deemed to be anti-dilutive by virtue of the if-converted method and has been excluded from the dilutive net income (loss) per share computation.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Commitments and Contingencies

Operating Leases

      The Company has non-cancelable operating leases for office space that expire at various times through 2013. Certain leases for office space provide for scheduled rent increases and contain options for additional space. Rent expense is recognized ratably over the lease term. Future minimum lease commitments under these leases are as follows:

(In thousands)
Year ending December 31, 2003	$13,549
2004	12,483
2005	9,440
2006	4,458
2007	1,661
Thereafter	3,095

$44,686

      Total rent expense was approximately $12.6 million, $9.2 million and $7.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Capital Leases

      In August 2001, the Company entered into a capital lease arrangement for the rental of computer equipment in the amount of $108,000. The lease agreement requires quarterly principal and interest payments in the amount of $12,000. The lease has an interest rate of 5.77% and has a maturity date of December 2003. As of December 31, 2002, the Company has made payments totaling $60,000 and the remaining obligations of $48,000 will be paid through fiscal 2003. Gross assets of $108,000 and accumulated depreciation of approximately $68,000 have been recorded in relation to this capital lease as of December 31, 2002.

     Software Indemnifications

      The Company sells software licenses and services to its customers under contracts. Each contract contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party.

      To date, the Company has not had to reimburse any of its customers for any losses related to infringement claims and does not have any infringement claims pending as of December 31, 2002. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

     Other Matters

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

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.     Income Taxes

      The components of income (loss) before provision for (benefit from) income taxes are as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Domestic income (loss)	$(5,582)	$843	$6,312
Foreign income (loss)	5,819	(36,356)	6,731

Income (loss) before provision for (benefit from) income taxes	$237	$(35,513)	$13,043

      The provision for (benefit from) for income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$—	$3,550	$1,545
State	621	427	428
Foreign	1,940	2,525	2,699

	2,561	6,502	4,672

Deferred:
Federal	(643)	(2,954)	(175)
State	(353)	(768)	(193)
Foreign	(84)	—	—

	(1,080)	(3,722)	(368)

	$1,481	$2,780	$4,304

      The tax provision is reconciled to the amount computed using the federal statutory rate as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Federal statutory tax provision (benefit)	$83	$(12,430)	$4,565
State taxes, net of federal benefit	51	(516)	85
Change in valuation allowance	—	704	—
Foreign taxes — rate differential/ unbenefited taxes	(63)	15,286	666
Tax exempt interest	—	—	(312)
In-process R&D	1,654	—	—
Other	(244)	(264)	(700)

	$1,481	$2,780	$4,304

      The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred assets will not be realized. The net valuation allowance increased by approximately $9.5 million in 2002. Of this increase, approximately $5.2 million is attributable to net operating loss carryforwards and tax credit carryforwards from the acquisition of eRoom

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the remaining approximately $4.3 million relates to the tax benefit associated with Documentum employee stock plans. The majority of the entire valuation allowance, not related to the acquisition of eRoom, relates to the tax benefit associated with Documentum employee stock plans. Accordingly, if it is later determined that the related deferred tax assets are more likely than not to be realized, they will be credited to additional paid-in capital and will not be available to offset future provisions for income taxes. The valuation allowance relating to the eRoom acquisition will reduce goodwill if it is later determined that the related deferred tax assets are more likely than not to be realized. The classifications of the Company’s net deferred tax assets are approximately $6.9 million and approximately $10.8 million in other current assets as of December 31, 2002 and 2001, respectively, and approximately $11.3 million and approximately $1.6 million in other assets as of December 31, 2002 and 2001, respectively, and the components are detailed as follows:

	Year Ended December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Reserves and accruals	$10,330	$9,440
Tax credit & loss carryforwards	59,809	30,929

Total deferred assets	70,139	40,369
Deferred tax liability:
Non-deductible intangibles	(9,367)	(728)
Deferred revenue and deferred compensation	(5,740)	—

Total deferred tax liability	(15,107)	(728)
Valuation allowance — provision for income taxes	(6,415)	(1,200)
Valuation allowance — equity	(30,405)	(26,074)

Total net deferred tax assets	$18,212	$12,367

      The remaining federal net operating loss carryforwards of approximately $128.9 million will expire beginning in the year 2014 and federal tax credit carryforwards of approximately $4.5 million will expire beginning in the year 2012. The remaining state net operating loss carry forwards of approximately $101.6 million will expire beginning 2003 and state tax credit carry forwards of approximately $2.8 million will carry forward indefinitely.

Note 13.	Segment Information

      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of ECM solutions. Substantially all of the Company’s revenue results from the sale of the Company’s software products and related services. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenues or any other related financial information by individual software product.

      The Company evaluates the performance of its geographic regions based on revenues and gross margin only. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. Therefore, geographic information is presented for revenues, cost of revenue, and long-lived assets.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues are generally attributable to geographic areas based on the country in which the customer is domiciled. In 2002, 2001, and 2000, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributable to geographic areas based on where the assets are located.

      The following table presents a summary of revenue, gross margins, and long-lived assets by geographic region as of and for the years ended December 31, 2002, 2001, and 2000, respectively:

As of and for the Year Ended	Total	Total Cost	Long-Lived
December 31, 2002:	Revenue	of Revenue	Assets

	$	$	$
North America	134,359	38,625	141,528
EMEA	82,290	19,581	2,227
Asia/ Pacific	8,915	2,863	493
Other	1,343	112	—

Total	226,907	61,181	144,248

As of and for the Year Ended	Total	Total Cost	Long-Lived
December 31, 2001:	Revenue	of Revenue	Assets

	$	$	$
North America	132,001	38,414	40,553
EMEA	49,323	18,055	2,789
Asia/ Pacific	6,249	1,874	859
Other	434	32	—

Total	188,007	58,375	44,201

As of and for the Year Ended	Total	Total Cost	Long-Lived
December 31, 2000:	Revenue	of Revenue	Assets

	$	$	$
North America	139,334	32,589	31,785
EMEA	53,480	14,410	2,892
Asia/ Pacific	2,987	862	990
Other	3,536	232	—

Total	199,337	48,093	35,667

Note 14.	Related Party Transactions

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

      During 2002, the Company recognized net revenues of approximately $2.7 million on license and service arrangements with Deutsche Bank AG. As of December 31, 2002, Deutsche Bank AG owned approximately 7.44% of the Company’s Common Stock. The Company’s management believes that prices charged by the Company on arrangements with Deutsche Bank AG were comparable to those given to other customers of the Company.

DOCUMENTUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Unaudited Quarterly Consolidated Financial Data

      Summarized quarterly supplemental consolidated financial information for 2002 and 2001 is as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Total

	(In thousands, except per share data; unaudited)
2002
Total revenues	$50,598	$53,972	$56,327	$66,010	$226,907
Gross profit	35,998	39,639	41,854	48,712	166,203
Operating income (loss)	(2,855)	(479)	2,983	861	510
Net income (loss)	(1,688)	(473)	2,003	(1,086)	(1,244)
Basic income (loss) per share	$(0.04)	$(0.01)	$0.05	$(0.03)	$(0.03)
Diluted income (loss) per share	$(0.04)	$(0.01)	$0.05	$(0.03)	$(0.03)

2001
Total revenues	$45,841	$46,108	$45,322	$50,736	$188,007
Gross profit	30,630	32,115	31,895	34,992	129,632
Operating loss	(14,599)	(11,967)	(8,319)	(2,196)	(37,081)
Net loss	(14,749)	(14,111)	(7,808)	(1,625)	(38,293)
Basic loss per share	$(0.40)	$(0.37)	$(0.20)	$(0.04)	$(1.01)
Diluted loss per share	$(0.40)	$(0.37)	$(0.20)	$(0.04)	$(1.01)

      During the fourth quarter of fiscal 2002, the Company recognized additional depreciation expense of approximately $1.2 million to capture the depreciation of leasehold improvements in the amount of approximately $0.1 million per quarter that had not been previously recorded in prior quarters and years. The Company will continue to depreciate these assets prospectively based on the estimated useful life that was assigned to these assets when they were placed into service in June 1999.

SCHEDULE II

DOCUMENTUM, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVE SCHEDULE

	Balance at	Additional	Write-Offs
	Beginning of	Charges to	and Other	Balance at
Classification	Period	Operations	Deductions	End of Period

Allowance for doubtful accounts and other reserves as of and for the year ended December 31, (in thousands):
2000	$1,829	$2,408	$(1,702)	$2,535

2001	$2,535	$2,489	$(1,482)	$3,542

2002	$3,542	$2,173	$(2,728)	$2,987

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1(6)	Agreement and Plan of Merger and Reorganization, dated as of July 16, 1998, among Registrant, RTI Acquisition Corporation and Relevance Technologies, Inc.
2.1(10)	Asset Acquisition Agreement, dated as of December 3, 2001, by and between Documentum, Inc. and Bulldog, Inc.
2.1(13)	Agreement and Plan of Reorganization dated October 3, 2002, by and among Documentum, Inc., Copper Top Acquisition Corp., eRoom Technology, Inc. and certain other parties.
3.1(1)	Registrant’s Amended and Restated Certificate of Incorporation.
3.2(6)	Registrant’s Amendment to Amended and Restated Certificate of Incorporation.
3.3(8)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(2)	Registrant’s Amended and Restated Bylaws.
3.5(7)	Registrant’s Amendment to Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.
4.2(2)	Specimen stock certificate.
4.3(6)	Registration Rights Agreement, dated July 16, 1998 between the Registrant and certain stockholders.
4.4(8)	Rights Agreement dated as of February 3, 1999 among Registrant and BankBoston, N.A.
10.1(6)	Registrant’s 1993 Equity Incentive Plan, as amended.
10.2(2)	Form of Incentive Stock Option under the Equity Incentive Plan.
10.3(2)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4(2)	Form of Early Exercise Stock Purchase Agreement.
10.5(7)	Registrant’s Employee Stock Purchase Plan, as amended.
10.6(2)	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan.
10.7(2)	Form of Indemnity Agreement between the Registrant and its officers and directors.
10.8(2)	Industrial Real Estate Lease, dated September 9, 1995, between the Registrant and Sunol Center Associates.
10.9(2)	Letter Agreement, dated July 27, 1993, between the Registrant and Jeffrey A. Miller.
10.10(7)	Industrial Real Estate Lease, dated June 22, 1998, between the Registrant and Patrician Associates, Inc.
10.11Y(3)	Services Partner Agreement, dated April 1, 1996, between the Registrant and Xerox Corporation.
10.12(6)	Registrant’s 1996 Non-Officer Equity Incentive Plan as amended.
10.13(5)	Lease agreement between Registrant and Britannia Hacienda IV Limited Partnership.
16.1(9)	Letter from Pricewaterhouse Coopers LLP dated September 28, 1999.
16.1(11)	Letter from Arthur Andersen LLP dated March 20, 2002.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors’, KPMG LLP.
23.2	Notice regarding consent of Arthur Andersen LLP.
99.1(12)	Letter to Securities and Exchange Commission dated March 29, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

Y	Confidential treatment requested and granted for portions of this exhibit.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-01832) and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (No. 33-80047) and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8(No. 333-15239) and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 (333-59331).

(7)	Filed as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 3, 1999.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 14, 2001.

(11)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 20, 2002.

(12)	Filed as an exhibit to Registrant’s current report on Form 10-K dated March 29, 2002 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 8, 2002.