Form 10-Q
period 2003-03-31
DOCUMENTUM INC
filed 2003-05-15
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  [X]    No  [   .]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [X]    No  [   ]

     The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 48,887,864 on April 30, 2003.

FORM 10-Q

Index

PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002	Page 3
	Condensed Consolidated Statement of Operations for the three months ended March 31, 2003 and 2002.	Page 4
	Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2003 and 2002.	Page 5
	Notes to Condensed Consolidated Financial Statements	Page 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 36
Item 4.	Controls and Procedures	Page 37
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	Page 38
Signature		Page 38
Certifications		Page 39

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands; unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$120,174	$112,069
Marketable securities	142,647	141,056
Accounts receivable, net of allowances	42,852	50,803
Other current assets	23,774	25,707

Total current assets	329,447	329,635
Property and equipment, net	23,718	25,949
Goodwill	93,290	93,481
Identifiable purchased intangibles	21,417	24,818
Other assets	18,564	18,226

	$486,436	$492,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,857	$2,782
Accrued liabilities	42,975	71,520
Deferred revenue	48,244	37,463

Total current liabilities	95,076	111,765
Long-term convertible debt	125,000	125,000
Other long-term liabilities	7,598	109

Total liabilities	227,674	236,874
Stockholders’ equity	258,762	255,235

	$486,436	$492,109

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
License	$34,444	$25,132
Service	32,593	25,466

Total revenue	67,037	50,598

Cost of revenue:
License	4,797	1,862
Service	14,318	12,851

Total cost of revenue	19,115	14,713

Gross profit	47,922	35,885

Operating expense:
Sales and marketing	28,207	23,765
Research and development	11,462	9,000
General and administrative	7,442	5,901
Restructuring costs	11,999	—
Amortization of purchased intangibles	606	74

Total operating expense	59,716	38,740

Loss from operations	(11,794)	(2,855)
Interest income	1,345	604
Interest expense	(1,600)	(48)
Other expense, net	(119)	(112)

Loss before income taxes	(12,168)	(2,411)
Benefit from income taxes	(7,209)	(723)

Net loss	$(4,959)	$(1,688)

Basic loss per share	$(0.10)	$(0.04)
Diluted loss per share	$(0.10)	$(0.04)
Shares used to compute loss per share
Basic	48,441	39,259
Diluted	48,441	39,259

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(in thousands; unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(4,959)	$(1,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale and disposal of fixed assets	249	72
Stock-based compensation expense	941	—
Depreciation and amortization of leasehold improvements	3,198	3,615
Amortization of purchased intangibles	3,401	—
Amortization of debt issuance costs	139	—
Provision for doubtful accounts	558	954
In process research and development write-off	—	25
Changes in operating assets and liabilities:
Accounts receivable	7,394	6,511
Other current assets and other assets	1,647	(837)
Accounts payable	1,075	749
Accrued liabilities	(21,038)	(6,879)
Deferred revenue	10,781	5,441

Net cash provided by operating activities	3,386	7,963

Cash flows from investing activities:
Purchases of investments	(175,671)	(39,269)
Sales and maturities of investments	173,977	32,281
Purchases of property and equipment	(1,216)	(1,476)
Cash used in acquisition of businesses, net of cash acquired	—	(1,138)

Net cash used in investing activities	(2,910)	(9,602)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,169	6,404
Payments on capital lease obligations	(17)	(43)

Net cash provided by financing activities	7,152	6,361

Effect of exchange rate changes on cash	477	(164)

Net increase in cash and cash equivalents	8,105	4,558
Cash and cash equivalents at beginning of period	112,069	48,420

Cash and cash equivalents at end of period	$120,174	$52,978

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as described in Notes 4 and 5, have been recorded as necessary to present fairly our consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements included in our 2002 Annual Report on Form 10-K. The consolidated results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

Note 2. Summary of Significant Accounting Policies

Operations

          Documentum, Inc. was incorporated in the state of Delaware in January 1990. We provide enterprise content management (ECM) solutions that enable organizations to unite teams, content and associated business processes. Our integrated set of content, compliance and collaboration solutions support the way people work, from initial discussion and planning through design, production, marketing, sales, service and corporate administration. This business-critical content includes everything from documents and discussions to email, Web pages, records and rich media. The Documentum platform makes it possible for companies to distribute all of this content across internal and external systems, applications and user communities.

Principles of Consolidation

     The Condensed Consolidated Financial Statements include those of Documentum and our wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Marketable Securities

     We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The following table details our cash and cash equivalents at March 31, 2003 and December 31, 2002:

	March 31,	December 31,
(in thousands)	2003	2002

Cash	$6,427	$3,530
Money market accounts	113,747	108,539

	$120,174	$112,069

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are classified as “available-for-sale” and are stated at fair value based on quoted market prices, with the unrealized gains and losses, net of related tax effects, reported as a component of stockholders’ equity. We intend to maintain a liquid portfolio and have the ability to redeem our marketable securities at their carrying amounts. Therefore, all marketable securities at March 31, 2003 have been classified as current.

Foreign Currency and Derivative Instruments

     Assets and liabilities of our foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the actual current exchange rates prevailing at the time of each transaction. Gains and losses from the translation are included in accumulated other comprehensive income (loss). Gains and losses resulting from remeasuring monetary asset and liability accounts of foreign subsidiaries for which the functional currency is the U.S. dollar are included in other expense, net. We recorded foreign currency remeasurement losses of approximately $0.1 million for each of the three-month periods ended March 31, 2003 and 2002.

     We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. The principal foreign currencies hedged were the British Pound, Japanese Yen and Euro. A foreign currency forward exchange contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. We do not designate foreign exchange forward contracts as accounting hedges and do not hold or issue financial instruments for speculative or trading purposes. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized in the current period. Unrealized gains and losses were insignificant for both the three-month periods ended March 31, 2003 and 2002.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful life or the life of the lease, whichever is shorter. Depreciation expense was approximately $3.2 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively.

Software Development Costs

     SFAS No. 86 requires the capitalization of certain software development costs once technological feasibility is established. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, and the general availability of such software has been short and, accordingly, software development costs are expensed as incurred and are included in research and development costs.

     In accordance with the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, certain costs of computer software developed or obtained for internal use have been capitalized. The estimated useful life of the software costs capitalized is evaluated for each specific project and ranges from one to five years. We have capitalized costs in the amount of approximately $0.4 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively.

Goodwill and Identifiable Purchased Intangibles

     Goodwill is stated at cost and purchased intangible assets are stated at cost less accumulated amortization. All of our goodwill at March 31, 2003 is associated with acquisitions completed after June 30, 2001. We adopted certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2001, and the remaining provisions of SFAS No. 142 were adopted on January 1, 2002. In accordance with SFAS No. 142, we do not amortize any goodwill, including workforce intangibles that were subsumed into goodwill, arising from acquisitions that were completed after June 30, 2001.

     Purchased intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to five years).

Long-lived Assets, Excluding Goodwill

     Our long-lived assets, excluding goodwill, consist of property, plant and equipment and other acquired intangibles. We periodically review our long-lived assets for impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, we initiate this review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted net cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

     We concluded that there were no events or changes in circumstances during the three months ended March 31, 2003 that would indicate that the carrying amounts of long-lived assets were impaired.

     Assets to be disposed of and for which we have committed to a plan of disposal of such assets, whether through sale or abandonment, are reported at the lower of their carrying amount or fair value less cost to sell.

Warranty Reserve

     We generally offer a 90-day warranty from shipment of the software. We estimate the costs that we expect to incur under our warranty obligations and record a liability in the amount of such costs at the time of the transaction. Factors that affect our warranty liability include the number of installed seats, historical and anticipated rates of warranty claims and cost per claim, as well as the introduction of new products or versions of existing products. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Deferred Revenue

     Deferred revenue primarily relates to maintenance and support agreements that have been paid for by customers prior to the performance of those services. Generally, the services will be provided within twelve months from the transaction date. Payments received in advance of revenue recognition for license fees are recorded as deferred revenue.

Stock-based Compensation Plans

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans and our stock purchase plan.

     We have also included the disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FASB Statement No. 123, Accounting for Stock- Based Compensation. We adopted the disclosure-only provisions of SFAS No. 148 during 2002.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31,

(in thousands, except per share data)	2003	2002

Net loss, as reported	$(4,959)	$(1,688)
Add:
Stock-based employee compensation expense included in reported net loss, net of tax	$941	$—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(10,734)	$(17,199)
Pro forma net loss	$(14,752)	$(18,887)

Loss per share:
Basic—as reported	$(0.10)	$(0.04)

Basic—pro forma	$(0.30)	$(0.48)

Diluted—as reported	$(0.10)	$(0.04)

Diluted—pro forma	$(0.30)	$(0.48)

Revenue Recognition

     Our revenue is derived from the sale of perpetual licenses for our enterprise content management solutions and related services, which include maintenance and support, consulting and education services. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related accounting literature. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is determined as being probable. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence of the fair value (VSOE) of the undelivered element until delivery occurs. If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We consider fees on transactions with payment terms of up to 270 days from the contract execution date to be fixed and determinable. In the event payment terms exceed 270 days, we recognize revenue when it becomes due and payable as we do not consider the fees to be fixed and determinable. We have a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions in arrangements with payment terms up to 270 days. License revenue from resellers or distributors is recognized, net of fees, when there is evidence of an arrangement with the end-user or we have executed a contract directly with the reseller or distributor that identifies the end-user, and all other revenue recognition criteria are met. Revenue from annual maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the contract. Revenue from consulting and training services are recognized as the services are performed and are typically on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization, modification, or development of the underlying software code.

     Our customers include several of our suppliers and, on occasion, we have purchased goods or services for our operations from these vendors at or about the same time we have licensed our software to these same organizations (a “concurrent transaction”). Concurrent transactions are separately negotiated, settled in cash, and recorded at terms we consider to be arm’s length. We recognized no such transactions during the three months ended March 31, 2003. During the three months ended March 31, 2002, we recognized $1.0 million of software license revenues from concurrent transactions.

Concentrations of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable. We deposit substantially all of our cash with four financial institutions.

     We generally do not require collateral for our accounts receivable and maintain reserves for potential credit losses. At March 31, 2003 and 2002, no one customer comprised 10% or more of accounts receivable.

     Our investment policy limits investments to low-risk instruments. All financial instruments are executed with financial institutions that have strong credit ratings, which minimizes risk of loss due to nonpayment.

Income Taxes

     We use the asset and liability method to account for income taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurred. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

Fair Value of Financial Instruments

     The fair value of our cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments. The fair market values of our capital lease obligations approximate their carrying values based upon current market rates of interest. The fair value of our convertible debt was approximately $129.5 million at April 24, 2003, based on the quoted market price of the convertible debt.

Advertising

     We expense the costs of advertising as such costs are incurred. We expensed an insignificant amount of advertising costs for each of the three months ended March 31, 2003 and 2002, and included those costs in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

Net Loss Per Share and Pro Forma Net Loss Per Share

     Basic net loss per share and basic pro forma net loss per share, as if we had applied the fair value recognition provisions of SFAS No. 123, are computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share and diluted pro forma net loss per share are computed using the weighted average number of shares of common stock and, when dilutive, potential shares from options to purchase common stock using the treasury stock method. Diluted net loss per share and diluted pro forma net loss per share also give effect, when dilutive, to the conversion of the convertible debt, using the if-converted method.

Reclassifications

     Certain prior period amounts have been reclassified on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations to conform to the current period presentation. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

Note 3. Goodwill and Identifiable Purchased Intangible Assets

Goodwill

     The following table presents the changes in goodwill for our one reporting unit during the three months ended March 31, 2003:

(in thousands)
Balance as of 12/31/02	$93,481
Goodwill acquired during period	—
Adjustments	(191)

Balance as of 3/31/03	$93,290

     Adjustments to goodwill in the amount of approximately $0.2 million primarily related to purchase price adjustments that were made in connection with the acquisitions that were consummated during the fourth quarter of fiscal 2002.

Identifiable Purchased Intangible Assets

     Amortization of identifiable purchased intangible assets with finite lives was approximately $3.4 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively. Of the approximately $3.4 million and $0.2 million of amortization expense recognized in the three months ended March 31, 2003 and 2002, respectively, approximately $2.8 million and $0.1 million, respectively, related to the amortization of technology related identifiable purchased intangible assets and was included as cost of license revenue in the respective periods. The remaining amortization of approximately $0.6 million and $0.1 million, respectively, related to the amortization of non-technology related identifiable purchased intangible assets and was recognized as operating expense in the three months ended March 31, 2003 and 2002, respectively.

Note 4. Convertible Debt

     On April 5, 2002, we sold $125 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. We received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. We also incurred debt issuance costs totaling $0.4 million comprised of legal, accounting, and various other fees relating to the offering. Debt issuance costs are being amortized using the effective interest rate method through April 5, 2007. Holders of the Notes are entitled to convert the Notes, at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, into shares of common stock at a conversion price of $30.02 per share. We may redeem the Notes on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The notes do not contain any restrictive financial covenants.

Note 5. Restructuring Charges

     In January 2003, we adopted SFAS No. 146, which provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred and establishes that fair value is the means for initial measurement of the liabilities. During the first quarter of 2003, we recognized approximately $11.0 million in estimated costs, net of sublease income, in the United States and Europe as a result of abandoning certain facilities. Approximately $10.1 million of the estimated costs are related to one large facility in Europe that management has determined would not be utilized going forward. We worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of sublease income. We did not estimate any sublease income in connection with our exit of the facility in Europe that resulted in a $10.1 million restructuring charge. This determination was based on the various restrictions that are included in the existing lease agreement that limit our ability to sublease the facility. This determination was also impacted by current and forecasted commercial real estate rates in the area.

     We also incurred approximately $1.3 million of severance and benefits-related restructuring costs for the involuntary termination of 39 legacy Documentum employees, of which 36 were based in the United States and the remainder were located internationally. These charges were incurred as a result of management determining that certain synergies resulted from combining workforces that were assumed during our recent acquisition activity in fiscal 2002. Severance and benefit related costs associated with terminated employees of the acquired enterprise during the fourth quarter of fiscal 2002 were included in the cost of the respective acquisition.

     The following table details our restructuring activity executed in the three months ended March 31, 2003.

	Severance
	and	Other
	Benefits	Charges	Total

		(in thousands)
For the three months ended March 31, 2003:
Total charge to operating expense	1,245	11,020	12,265
Cash paid	(911)	(1,093)	(2,004)

Restructuring liability balance at March 31, 2003	$334	$9,927	$10,261

     The remaining reserve balance of $10.3 million consists of $2.8 million of current liabilities to be paid out during fiscal 2003 and in the first quarter of fiscal 2004 and $7.5 million of long-term liabilities related to the fair value of remaining lease obligations on excess facilities, net of sublease income, to be paid out through fiscal 2007.

     In addition to the restructuring activity described above, our remaining restructuring accrual of approximately $0.6 million for restructuring activities in 2002 and 2001 was reduced by approximately $0.3 million as a result of settling certain severance and benefit obligations for amounts less than originally estimated. The remaining restructuring accrual relating to our restructuring activity in fiscal 2001 and 2002 of approximately $0.3 million relates to remaining severance and benefits and facility costs net of sublease income. We expect that the remaining severance and benefits will be paid in fiscal 2003 and the remaining facility obligations are expected to be paid in fiscal 2005.

Note 6. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains/losses and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net loss	$(4,959)	$(1,688)
Other comprehensive income (loss):
Unrealized gain on available for sale investments	(102)	(240)
Foreign currency translation adjustment	477	(164)
Tax effect	(221)	121

Total comprehensive loss	$(4,805)	$(1,971)

Note 7. Basic and Diluted Net Loss Per Share

     Weighted average options to purchase 10,326,062 and 3,888,407 shares of common stock at prices ranging from $0.57 to $56.50 and $0.50 to $21.50 were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were excluded from the computation of diluted net loss per share if either the option’s exercise price was greater than the average market price of the common stock or inclusion of such options would have been anti-dilutive.

Note 8. Segment Reporting

     We are principally engaged in the design, development, marketing and support of ECM solutions. Substantially all of our revenue results from the sale of our software products and related services. Our chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single reporting segment, specifically the license, implementation and support of our software. We do not prepare reports for, or measure the performance of, our individual software applications and, accordingly, we have not presented revenues or any other related financial information by individual software product.

     We evaluate the performance of our geographic regions based on revenues and gross margin only. We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. Therefore, geographic information is presented for revenues, gross margin, and long-lived assets.

     Revenues are generally attributable to geographic areas based on the country in which the customer is domiciled. For the period ended March 31, 2003 and 2002, no one customer accounted for more than 10% of total revenues.

     Long-lived assets are attributable to geographic areas based on where the assets are located. The following table presents a breakdown of total revenue and long-lived assets by geographic region as of and for the three months ended March 31, 2003 and 2002 (in thousands):

			Total Cost of	Long-Lived
Three months ended March 31, 2003:	Total Revenue		Revenue	Assets

	$		$	$
North America		40,925	12,136	136,091
EMEA		20,963	5,465	1,825
Asia/Pacific		4,502	1,424	509
Other		647	90	—

Total		67,037	19,115	138,425

			Total Cost of	Long-Lived
Three months ended March 31, 2002:	Total Revenue		Revenue	Assets

	$		$	$
North America		33,334	9,853	28,587
EMEA		15,432	4,300	2,522
Asia/Pacific		1,618	544	824
Other		214	16	—

Total		50,598	14,713	31,933

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements regarding our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption “Risk Factors”. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

     With a single platform, Documentum enables people to collaboratively create, manage, deliver, and archive unstructured content that drives critical business operations.

     We provide enterprise content management (ECM) solutions that enable organizations to unite teams, content and associated business processes. Our integrated set of content, compliance and collaboration solutions support the way people work, from initial discussion and planning through design, production, marketing, sales, service and corporate administration. This business-critical content includes everything from documents and discussions to email, Web pages, records and rich media. The Documentum platform makes it possible for companies to distribute all of this content across internal and external systems, applications and user communities. As a result, our customers are able to harness corporate knowledge, accelerate their time to market, increase customer satisfaction, enhance supply chain efficiencies and reduce operating costs, thereby improving their overall competitive advantage.

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

     In fiscal 1999, we evolved from focusing on enterprise document management to focusing on content management to power e-business. As the Internet evolved, we helped existing and new customers alike leverage the Web to conduct business by extending our platform to enable Web content management. Since that time, we have focused mainly on providing a complete content management solution — the ability to manage all of the information that exists inside a company, whether through enterprise document management or Web content management, and the use of that information to drive e-business initiatives aimed at customers, partners and employees. Increasingly, our ECM solutions are being used to accelerate and extend companies’ online presence, delivering active and trusted content to multiple channels. Today, these solutions enable more than 2,500 organizations worldwide to apply trusted content within and between organizations, driving e-business applications that connect employees, customers and business partners. To facilitate this evolution, we introduced Documentum 4i, an open, standards-based ECM platform, in 1999. Because it is an open, standards-based platform, developers outside Documentum are able to easily integrate with the product using the standard set of tools, resulting in a larger number of developers working to build applications on top of our platform. This platform allows for the creation, management and delivery of content to a wide variety of information devices, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device.

     In 2000 and 2001, we introduced four packaged solutions (formerly called “Editions” by us) based on our 4i platform. These solutions — Web Content Management, Portal Content Management, B2B Content Management, and Compliance Content Management — offered a tailored mix of core technology from Documentum 4i that could manage volumes of content. Early in 2002, a fifth solution — Digital Asset Management— was released, and later in the year we introduced Documentum 5, the next version of our ECM platform, which enables collaboration, communication, compliance and knowledge-sharing on a global scale. Incorporated within the newly released Documentum 5 platform are two of our newest products — Documentum eRoom Enterprise and Documentum Records Manager. Documentum eRoom Enterprise is the foundation of the now available Collaboration solution, which brings together people, processes, and content with a digital, collaborative workplace. Enterprise Records Management solution was also introduced, featuring Documentum Records Manager as an integrated records management solution that equips organizations to create, safeguard, and access necessary records, relate them to relevant business content, and archive or destroy records according to system-enforced administrative, regulatory, or legal rules. We continue to invest in research and development in order to update our family of products and expand our market focus to deliver products to provide an ECM solution for customers, partners, and employees.

     We will continue to license and support the Documentum 4i platform, however, we expect that license and service revenue from Documentum 5 and newer product offerings will account for substantially all of our revenue for the foreseeable future.

Strategic Acquisitions

     On November 26, 2002, we acquired privately-held TrueArc Corporation in exchange for consideration totaling approximately $3.8 million, which was comprised of cash consideration of $3.6 million and approximately $0.2 million in acquisition costs. TrueArc was a provider of records management and digital preservation software allowing companies to manage physical and electronic records. Since the time of the acquisition, we have successfully integrated the records management technology acquired in this transaction and the product (currently called Documentum Records Manager) is now part of our comprehensive suite of enterprise content management solutions.

     On December 10, 2002, we acquired privately-held eRoom Technology, Inc. in exchange for consideration totaling approximately $118.4 million, including 7,772,708 shares of common stock valued at $90.8 million (share value was calculated using an average five-day stock price extending two days before and two days after the terms of the acquisition were publicly announced), cash of $12.6 million, issuance of options to purchase 1,605,108 shares of Documentum common stock valued at approximately $8.1 million, and direct acquisition costs of approximately $6.9 million. eRoom was a provider of business collaboration software products enabling organizations and their employees, customers, suppliers, and other partners to manage their business relationships over the Internet. Since the time of the acquisition, we have successfully integrated the collaboration technology acquired in this transaction and the product (currently called Documentum eRoom Enterprise) is now part of our comprehensive suite of enterprise content management solutions.

Critical Accounting Policies and Estimates

     Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K. However, certain of our accounting policies are particularly important to obtaining an understanding of our financial position and results of operations. Application of many of these policies requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses related disclosures. In general, these estimates or judgments are based on historical experience of our management, prevailing industry trends, information provided by our customers, and information available from other outside sources, each as appropriate. Actual results may differ from these estimates under different conditions. We consider our most critical accounting policies to be those policies that are both most important to the portrayal of our financial condition and results of operations, and those that require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements.

Revenue Recognition

     Our revenue is derived from the sale of perpetual licenses for our enterprise content management solutions and related services, which include maintenance and support, consulting and education services. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related accounting literature. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is determined as being probable. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence of the fair value (VSOE) of the undelivered element until delivery occurs. If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We consider fees on transactions with payment terms of up to 270 days from the contract execution date to be fixed and determinable. In the event payment terms exceed 270 days, we recognize revenue when it becomes due and payable as we do not consider the fees to be fixed and determinable. We have a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions in arrangements with payment terms up to 270 days. License revenue from resellers or distributors is recognized, net of fees, when there is evidence of an arrangement with the end-user or we have executed a contract directly with the reseller or distributor that identifies the end-user, and all other revenue recognition criteria are met. Revenue from annual maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the contract. Revenue from consulting and training services are recognized as the services are performed and are typically on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization, modification, or development of the underlying software code.

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

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made if the adjustment was related to normal operating expenses. If a future adjustment to the valuation allowance were to relate to a deferred tax item resulting from stock based compensation, the adjustment to the deferred tax asset would increase additional paid-in capital. Similarly, if a future adjustment to the valuation allowance were attributable to one or more of the acquired companies, the adjustment to the deferred tax asset would result in an increase to goodwill. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future related to normal operating expenses, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A charge to paid-in capital would result if the adjustment is related to stock compensation. If the adjustment is related to any acquired companies, the charge would be to goodwill.

Goodwill and Purchased Intangibles

     Goodwill and purchased intangible assets are stated at cost less accumulated depreciation. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested annually for impairment and more frequently if events and circumstances indicate that the assets might be impaired in accordance with the provisions of SFAS No. 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We perform our annual impairment test in our third quarter.

     Purchased intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to five years) and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.”

Long-lived Assets, Excluding Goodwill

     Our long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. We periodically review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted net cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

     Assets to be disposed of and for which we have committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of their carrying amount or fair value less cost to sell.

Results of Operations

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

Revenue:
License	51%	50%
Service	49%	50%

Total revenue	100%	100%

Cost of revenue:
License	7%	4%
Service	22%	25%

Total cost of revenue	29%	29%

Gross profit	71%	71%

Operating expense:
Sales and marketing	42%	47%
Research and development	17%	18%
General and administrative	11%	12%
Restructuring costs	18%	—
Amortization of purchased intangibles	1%	—

Total operating expense	89%	77%

Loss from operations	(18%)	(6%)
Interest income	2%	1%
Interest expense	(2%)	—
Other expense, net	—	—

Loss before income taxes	(18%)	(5%)
Benefit from income taxes	(11%)	(2%)

Net loss	(7%)	(3%)

As a percentage of related revenue:
Cost of license revenue	14%	8%
Cost of service revenue	44%	50%

Revenue

     During the three months ended March 31, 2003, we saw revenue increase over the comparable period a year ago as a result of growth in demand for our products driven by our ability to successfully provide the enterprise content management (ECM) solutions required by organizations’ software infrastructure needs. Our success in the growing ECM space is attributed to several factors, including our ability to address enterprise content management needs as a result of heightened compliance and regulatory standards across several industries and the ability to offer a comprehensive suite of content management products. Through research and development and acquisition activity completed in fiscal 2002, we have expanded the breadth of our ECM platform.

     The five core solutions that make up our enterprise content management offering — Enterprise Document Management, Web Content Management, Digital Asset Management, Collaboration, and Records Management have been historically marketed and sold in two key geographic regions: the United States and the Europe, Middle East and Africa (EMEA) region. During the most recent quarter, we were also very successful in selling within the Asia Pacific region. Asia Pacific accounted for 11% of license revenue in the three months ended March 31, 2003, which was up from the 6% of license revenue that the region contributed in fiscal 2002. Despite a very challenging economic environment, we had a very successful quarter domestically as the United States accounted for 58% of license revenue, which was up from the 51% of license revenue contributed domestically in all of fiscal 2002.

     We continue to grow our customer list, as evidenced by the record number of new customers that we added in the three-month period ended March 31, 2003. The addition of 107 new customers brings our total customer count to more than 2,500. In addition, we closed five deals of over $1.0 million in total license and service revenue in the current quarter and had a record number of transactions – 394. The results for these key indicators were all increases over the comparable period ended March 31, 2002, in which we added 66 new customers and recorded 215 transactions.

License Revenue

	Three Months Ended
	March 31,
			Percent
	2003	2002	Change

License revenue	$34.4	$25.1	37%
Percentage of total revenue	51.3%	49.6%

     License revenue increased by $9.3 million, or 37%, for the three months ended March 31, 2003 as compared to the same period a year ago. The increase in license revenue in absolute dollars and as a percentage of total revenue was due to an increase in the number of licenses sold to new customers and an increase in the number of existing customers who purchased additional products. The increase in demand was driven by an increase in enterprise requirements for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration. Additionally, the increase in the current period is driven by incremental revenue generated by the records management and collaboration technology that has been recently integrated into our product suite as a result of our acquisition activity in the fourth quarter of fiscal 2002. We did not have any sales to a single customer that accounted for greater than 10% of license revenue for either of the three-month periods ended March 31, 2003 and 2002.

     We anticipate that the demand for our products will continue to increase if overall economic conditions strengthen and overall demand for enterprise content management increases; more specifically, we expect license demand to increase as we see a growing trend of customers requiring a common enterprise-wide approach to content management and a platform suitable for fulfilling compliance requirements, which includes new legislative regulations for document archiving and record keeping. Furthermore, as a result of our acquisition activity completed in fiscal 2002, we are now shipping a comprehensive suite of products that addresses these requirements. We have seen and expect to continue to see increased license revenue opportunities as more user seats are deployed throughout existing customer enterprises and as we make additional sales to new customers.

     International license revenue represented 42% and 44% of license revenue for the three months ended March 31, 2003 and 2002, respectively. The decrease in international revenue as a percentage of license revenue in the current period as compared to a year ago was primarily due to a decrease in license revenue in the EMEA region. Our EMEA region contributed 28% of license revenue in the three months ended March 31, 2003, as compared to 36% in the same period a year ago. This decrease in license revenue in EMEA as a percentage of total license sales is a result of the increase in sales of our collaboration offering in North America relating to the eRoom acquisition. The collaboration offering was primarily sold in North America during the current quarter and, as a result, the incremental increase in license revenue in North America contributed to the decline in international revenue as a percentage of total revenue. Partially offsetting the decrease in license revenue in EMEA as a percentage of total license revenue was the increase in license revenue in Asia Pacific mentioned previously.

     Our customers include several of our suppliers and, on occasion, we have purchased goods or services for our operations from these vendors at or about the same time we have licensed our software to these same organizations (a “concurrent transaction”). Concurrent transactions are separately negotiated, settled in cash, and recorded at terms we consider to be arm’s length. We recognized no such transactions during the three months ended March 31, 2003. During the three months ended March 31, 2002, we recognized $1.0 million of software license revenues from concurrent transactions.

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

Service Revenue

	Three Months Ended
	March 31,
			Percent
	2003	2002	Change

Service revenue	$32.6	$25.5	28%
Percentage of total revenue	48.7%	50.4%

Service revenue increased by $7.1 million, or 28%, for the three months ended March 31, 2003, as compared to the same period a year ago. Service revenue includes revenue from consulting, education, and maintenance and support. Specifically, our maintenance revenue increased by $5.9 million, consulting revenue increased by $1.0 million and education services increased by $0.2 million during the period ended March 31, 2003, as compared to the comparable prior period. The increase in maintenance revenue was attributable to a larger installed base of customers receiving ongoing maintenance and support services. This larger customer base is a result of continued growth through new product sales as well as acquisitions.

Variances in our license fees during a given quarter may impact our future consulting and education service revenue since these revenues typically follow license fee revenues. As a result, the increase in consulting and education services revenue for the period ended March 31, 2003 is primarily due to larger license revenues seen in the current period as well as in the fourth quarter of fiscal 2002 as compared to the first quarter of 2002 and the fourth quarter of fiscal 2001. The decrease of service revenue as a percentage of total revenue was due to the increase in license revenue for the period ended March 31, 2003 as described above.

     The continued growth of our consulting revenue depends in large part on the growth of our software license revenues and customer deployment methodologies, while the growth of our maintenance revenue depends on the growth of our software license revenues coupled with the renewals of maintenance agreements by our existing customer base. With the release of Documentum 5 in the latter part of fiscal 2002, the new functionality acquired through our acquisition activity, and other new generation platform functionality, we expect that demand from our installed base and new customers for consulting, education and maintenance services will increase over the next several quarters. Furthermore, we continue to expand our array of service offerings through innovative on-line education courses.

Cost of Revenue

Cost of License Revenue

	Three Months Ended
	March 31,
			Percent
	2003	2002	Change

Cost of license revenue	$4.8	$1.9	153%
Percentage of license revenue	14.0%	7.6%

     Cost of license revenue consists of amortization of technology-related identifiable purchased intangibles, royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees.

     Cost of license revenue increased by $2.9 million, or 153%, for the three months ended March 31, 2003, as compared to the same period a year ago. The increase in cost of license revenue for the three months ended March 31, 2003 in absolute dollars and as a percentage of license revenue was related to the recognition of $2.8 million of amortization expense for our technology-related identifiable purchased intangibles, which were acquired in the fourth quarter of fiscal 2002. The remaining increase in absolute dollars was driven by an increase in license revenue over the comparable period a year ago. Costs as a percentage of the associated license revenue were down slightly, net of the effect of the additional amortization costs. This decreased percentage was due to lower royalty costs resulting from fewer sales of third-party products as a percentage of total product sales. We expect the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of Service Revenue

	Three Months Ended
	March 31,
			Percent
	2003	2002	Change

Cost of service revenue	$14.3	$12.9	11%
Percentage of service revenue	43.9%	50.6%

     Cost of service revenue consists primarily of personnel-related and third party contractor costs incurred in providing consulting services, education services and maintenance services to customers, which includes telephone support costs.

Cost of service revenue increased by $1.4 million, or 11%, in the three months ended March 31, 2003, as compared to the same period a year ago. The increase in absolute dollars was a result of the increase in service revenue described above. The decrease as a percentage of the associated service revenue was driven by a reduction in outsourced consulting fees as we have staffed a majority of our consulting engagements with internal resources, which tend to be more cost-effective than third party providers. Additionally, we recognized a benefit of $0.7 million in cost of service revenue in the three months ended March 31, 2003 as a result of a renegotiation of a maintenance royalty contract with an existing vendor.

     As we continue to focus on margin improvement, we are constantly looking at vendor contracts and possible renegotiation opportunities. Those renegotiation efforts may result in cost benefits to future quarters.

     We expect the cost of service revenue to fluctuate in absolute dollar amount and as percentage of overall service revenue as the related service revenue fluctuates.

Operating expenses

Sales and Marketing

	Three Months Ended
	March 31,
			Percent
	2003	2002	Change

Sales and marketing expense	$28.2	$23.8	18%
Percentage of total revenue	42.1%	47.0%

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

     Sales and marketing expenses increased by $4.4 million, or 18%, for the three months ended March 31, 2003, as compared to the same period last year. The increase in absolute dollars was driven by an approximate $2.4 million increase in salaries and benefits resulting from a full three months of incremental headcount related to the acquisitions of eRoom and TrueArc in December of 2002. As a result of these acquisitions, sales and marketing headcount increased by 102 employees. Additionally, we incurred $1.7 million of increased commissions related to an increase in license revenue.

     The decrease as a percentage of total revenue in the three months ended March 31, 2003 over the comparable period in 2002, was due to management’s cost control initiatives designed to decrease spending in a number of discretionary areas as well as an increase in overall license revenue over the comparable period.

     Sales and marketing expense will increase in absolute dollar amounts as we expand our sales and marketing efforts, however, sales and marketing costs are expected to continue to decrease as a percentage of total revenue.

Research and Development

	Three Months Ended
	March 31,
			Percent
	2003	2002	Change

Research and development expenses	$11.5	$9.0	28%
Percentage of total revenue	17.2%	17.8%

     Research and development expenses consist of salaries and benefits for software developers, contracted development efforts, as well as an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, corporate taxes, facilities, telephone and others.

     Research and development expenses increased by $2.5 million, or 28%, in the three months ended March 31, 2003, as compared to the same period in 2002. The increase was primarily due to an approximate $1.7 million increase in salaries and benefits resulting from a full three months of incremental headcount related to the acquisitions of eRoom and TrueArc in December of 2002. As a result of these acquisitions, research and development headcount increased by 67 employees.

     The decrease in research and developments costs as a percentage of total revenue for the three months ended March 31, 2003, as compared to the same period in 2002, is due to an increase in worldwide revenues.

     Based on our research and development process, costs incurred between the establishment of technological feasibility and general release of a product have been insignificant and therefore all costs relating to research and development are expensed as incurred. We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to increase in absolute dollar amount, however, we also believe that research and development costs will decrease as a percentage of total revenue.

General and Administrative

	Three Months Ended
	March 31,
			Percent
	2003	2002	Change

General and administrative expenses	$7.4	$5.9	25%
Percentage of total revenue	11.0%	11.7%

     General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, corporate taxes, facilities, telephone and others.

     General and administrative expenses increased by $1.5 million, or 25%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase was primarily due to an approximate $0.7 million increase in salaries and benefits resulting from a full three months of incremental headcount related to the acquisitions of eRoom and TrueArc in December of 2002. As a result of these acquisitions, general and administrative headcount increased by 22 employees.

     The decrease in general and administrative costs as a percentage of total revenue for the three months ended March 31, 2003, as compared to the same period in 2002, is due to an increase in worldwide revenues.

     We expect general and administrative expenses to increase in terms of absolute dollar amount in the future, however, these costs are expected to continue to decrease as a percentage of total revenue.

Restructuring Costs

     In January 2003, we adopted SFAS No. 146, which provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred and establishes that fair value is the means for initial measurement of the liabilities. During the first quarter of 2003, we recognized approximately $11.0 million in estimated costs, net of sublease income, in the United States and Europe as a result of abandoning certain facilities. Approximately $10.1 million of the estimated costs are related to one large facility in Europe that management has determined would not be utilized going forward. We worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of sublease income. We did not estimate any sublease income in connection with our exit of the facility in Europe that resulted in a $10.1 million restructuring charge. This determination was based on the various restrictions that are included in the existing lease agreement that limit our ability to sublease the facility. This determination was also impacted by current and forecasted commercial real estate rates in the area.

     We also incurred approximately $1.3 million of severance and benefits-related restructuring costs for the involuntary termination of 39 legacy Documentum employees, of which 36 were based in the United States and the remainder were located internationally. These charges were incurred as a result of management determining that certain synergies resulted from combining workforces that were assumed during our recent acquisition activity in fiscal 2002. Severance and benefit related costs associated with terminated employees of the acquired enterprise during the fourth quarter of fiscal 2002 were included in the cost of the respective acquisition.

     The following table details our restructuring activity executed in the three months ended March 31, 2003.

	Severance
	and	Other
	Benefits	Charges	Total

		(in thousands)
For the three months ended March 31, 2003:
Total charge to operating expense	1,245	11,020	12,265
Cash paid	(911)	(1,093)	(2,004)

Restructuring liability balance at March 31, 2003	$334	$9,927	$10,261

     The remaining reserve balance of $10.3 million consists of $2.8 million of current liabilities to be paid out during fiscal 2003 and in the first quarter of fiscal 2004 and $7.5 million of long-term liabilities related to the fair value of remaining lease payments on excess facilities, net of sublease income, to be paid out through fiscal 2007.

     In addition to the restructuring activity described above, our remaining restructuring accrual of approximately $0.6 million for restructuring activities in 2002 and 2001 was reduced by approximately $0.3 million as a result of settling certain severance and benefit obligations for amounts less than originally estimated. The remaining restructuring accrual relating to our restructuring activity in fiscal 2001 and 2002 of approximately $0.3 million relates to remaining severance and benefits and facility costs net of sublease income. We expect that the remaining severance and benefits will be paid in fiscal 2003 and the remaining facility obligations are expected to be paid in fiscal 2005.

Amortization of Acquired Intangibles

     We recorded amortization of $0.6 million and $0.1 million in three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses and relates to the value of non-technology-related assets, such as contracts and non-compete agreements. These assets were acquired in connection with the eRoom, TrueArc and other previously completed acquisitions.

     A total of $3.4 million and $0.2 million of amortization expense was recorded in the three months ended March 31, 2003 and 2002, respectively. The remaining $2.8 million and $0.1 million of amortization expense recorded in the three months ended March 31, 2003 and 2002, respectively, was related to the amortization of technology-related identifiable purchased intangibles, such as developed technology, and was recognized in cost of license revenue.

Interest income

     Interest income consists primarily of interest earned on our cash, cash equivalents, short-term investments and long-term investments. Interest income increased by $0.7 million, or 117%, to $1.3 million for the three months ended March 31, 2003, as compared to $0.6 million for the same period in 2002. The increase was due to an improved cash position over the comparable period. We had total cash and marketable securities of approximately $262.8 million at March 31, 2003, as compared to total cash, marketable securities and long-term investments of approximately $104.2 million at March 31, 2002. The improved cash position was due primarily to proceeds from a $125 million convertible debt offering in April of 2002.

Interest expense

     Interest expense consists primarily of amortization of issuance costs and fixed interest obligations related to our outstanding convertible debt as well as interest paid on capital lease obligations. Interest expense was $1.6 million in the three months ended March 31, 2003 as a result of the obligations related to the outstanding convertible debt, which was issued in April of 2002.

Other expense, net

     Other expense, net, consists primarily of items such as foreign exchange gains and losses and losses on sale of fixed assets. Other expense, net, was $0.1 million for the three months ended March 31, 2002, virtually unchanged from the comparable period in 2002. The expense of $0.1 million in both periods presented was a result of foreign exchange losses in connection with our various hedge activities.

     To date, our international sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. However, for transactions that are initiated in the United States that are denominated in a foreign currency, we have engaged in hedging activities as the exposure to currency fluctuations has been significant. In the future, as we expand our international operations, we may have an increased amount of non-U.S. dollar denominated contracts.

Income taxes

     Income tax benefit for the interim periods is based on estimated annual income tax rates. Our effective tax rates for the three months ended March 31, 2003 and 2002 were 59% and 30%, respectively. The increase in the tax rate is a result of the non-deductible lease loss provision of approximately $11.0 million that was recognized as part of our restructuring activity in the current period. The estimated annual effective tax rate can vary as a result of differences between our estimated and actual results of operations. Our estimated annual tax rate can also vary if our estimate of the mix of domestic and international income differs from our actual results.

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

     On April 5, 2002, we sold $125 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. We received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. We also incurred debt issuance costs totaling $0.4 million comprised of legal, accounting, and various other fees relating to the debt offering. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, to convert the Notes into shares of common stock at a conversion price of $30.02 per share. The Notes will be limited to $125 million aggregate principal amount. The Notes may be redeemed by us on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. We recognized $1.6 million of interest expense, which included amortization of debt issuance costs, for the three months ended March 31, 2003. As of March 31, 2003, our debt obligation totaled $125.0 million.

     The indenture under which the Notes were issued provides that an event of default will occur if (i) we fail to pay principal or premium on the Notes, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to perform any other covenant that is required of us in the indenture and the failure is not cured or waived within 60 days, or (iv) we or one of our significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $10 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 30 days after notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the Notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization (involving us or any of our significant subsidiaries) will constitute an event of default under the indenture and, in that case, the principal amount of the Notes will automatically become due and payable. To the extent we are required to repay the Notes prior to the maturity date as a result of an event of default, such repayment will negatively impact our liquidity. There have been no events of default through March 31, 2003.

     At March 31, 2003, our principal sources of liquidity consisted of approximately $262.8 million of cash and cash equivalents and marketable securities, compared to approximately $253.1 million at December 31, 2002. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors. We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

     Cash provided by operating activities was approximately $3.4 million and $8.0 million in the three months ended March 31, 2003 and 2002, respectively. The approximate $3.4 million of cash provided by operations in the three months ended March 31, 2003 was primarily due to net non-cash related expenses of approximately $8.5 million, offset by our net loss of approximately $5.0 million and a net decrease in operating assets and liabilities of approximately $0.1 million. The following notable financial statement changes that impact our cash and liquidity were noted on the balance sheet as of March 31, 2003:

•	Accrued liabilities decreased by approximately $28.5 million in the three months ended March 31, 2003 due to the payment of obligations assumed as a result of our 2002 acquisition activity in the amount of approximately $12.4 million, a decrease in taxes payable of approximately $9.2 million, a decrease in accrued commissions of approximately $3.5 million and various other net decreases of approximately $3.4 million.

•	Deferred revenue increased during the three months ended March 31, 2003 by approximately $10.8 million as a result of growth in maintenance revenue from a larger installed base of customers receiving ongoing maintenance and support services. This larger customer base is a result of continued growth through new product sales as well as customers added in connection with recent acquisitions.

     The following notable financial statement change was noted on the balance sheet as of March 31, 2003, however, this change did not have an immediate impact on our cash or liquidity:

•	Other long-term liabilities increased by approximately $7.5 million as result of the accrual of long-term lease obligations related to restructuring activity conducted in the three months ended March 31, 2003.

     The approximate $8.0 million of cash provided by operations in the three months ended March 31, 2002 was driven by an increase in operating assets and liabilities of approximately $5.0 million and net non-cash related expenses of approximately $4.7 million, offset by our net loss of approximately $1.7 million.

     Cash used in investing activities was approximately $2.9 million and $9.6 million in the three months ended March 31, 2003 and 2002, respectively. The approximate $2.9 million of cash used in investing activities during the three months ended March 31, 2003 was primarily related to the net purchase of marketable securities of approximately $1.7 million and purchases of property and equipment of approximately $1.2 million. The approximate $9.6 million of cash used in investing activities in the three months ended March 31, 2002 was primarily related to the net purchase of marketable securities of approximately $7.0 million, purchases of property and equipment of approximately $1.5 million and approximately $1.1 million used in acquisition activity.

     Cash provided by financing activities was approximately $7.2 million and $6.4 million in the three months ended March 31, 2003 and 2002, respectively. Cash provided by financing activities in both periods presented was a result of proceeds from the issuance of common stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan.

     At March 31, 2003, we had net working capital of approximately $234.4 million, as compared to approximately $217.9 million at December 31, 2002. The working capital increase was driven by a decrease in accrued liabilities of approximately $28.5 million and increases to cash and cash equivalents of approximately $8.1 million and marketable securities of approximately $1.6 million, offset by increases in deferred revenue of approximately $10.8 million and accounts payable of approximately $1.1 million and decreases in accounts receivable of approximately $7.9 million and other current assets of approximately $1.9 million.

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

     In October 1997, we signed an agreement to lease approximately 24,000 square feet in Middlesex, United Kingdom beginning in October 1997 and expiring in April 2013. In September 2001, we signed an agreement to lease an additional 35,000 square feet in Middlesex, United Kingdom beginning in September 2001 and expiring in December 2007. These facilities serve as our principal European administrative, engineering, marketing and sales facilities. The remaining lease obligation of approximately $11.1 million has been discounted to its net present value and is accrued as a result of the restructuring charge that we recognized in the three month period ended March 31, 2003.

     In December 2002, we assumed, through the acquisition of eRoom Technology, Inc., an agreement to lease approximately 34,000 square feet in Cambridge, Massachusetts. The lease expires in June of 2005. This facility serves as supplemental administrative, engineering, marketing, and sales space.

     We have made and may continue to make significant capital purchases related to leasehold improvements and office furniture for new facilities. We currently have no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

     The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(in thousands)	Payments due by Period

Contractual Cash Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Convertible debt obligation	$125,000	$—	$—	$125,000	$—
Non-cancelable operating lease obligations	50,363	15,466	22,613	5,755	6,529
Convertible debt interest obligation	22,500	5,625	11,250	5,625	—
Liabilities related to excess facilities	10,153	2,591	4,773	2,789	—
Unconditional purchase obligations	519	519	—	—	—
Severance liability related to eRoom acquisition	90	90	—	—	—
Capital lease obligations	37	37	—	—	—

Total Contractual Cash Obligations	$208,662	$24,328	$38,636	$139,169	$6,529

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from fluctuations related to global economies and markets. Some of those factors include, but are not limited to, our lengthy sales and implementation cycles, a reliance on one family of products and related services, intense competition that could impair our ability to compete successfully, and an industry that is characterized by vigorous protection and pursuit of intellectual property rights. We believe that our existing cash, cash equivalents and marketable securities, our available bank financing and the cash flows generated from operations, if any, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital at the end of such period. We cannot provide assurance that additional financing, if needed, will be available on favorable terms, if at all. Even if our cash is sufficient to fund our needs, we may elect to sell additional equity or debt securities, or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution to our stockholders. A portion of our cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. We periodically evaluate, in the ordinary course of business, potential investments such as businesses, products or technologies. See “Risk Factors — Risks Associated with Acquisitions.”

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

     One or more of these factors may cause our operating expenses to be disproportionately high or our gross revenues to be disproportionately low during any given period, which could cause our net revenue and operating results to fluctuate significantly. Our operating results have fluctuated significantly in the past. We had a loss per share of $0.10, $0.04 and $0.40 in the three-month periods ended March 31, 2003, 2002 and 2001, respectively. You should not rely on our quarterly operating results to predict our future results because of the significant fluctuations to which our results are subject.

     As a result of these and other factors, operating results for any fiscal quarter or year are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful in terms of their relation to future performance. You should not rely upon these comparisons as indications of future performance. It is likely that our future quarterly and annual operating results from time to time will not meet the expectations of public market analysts or investors, which could cause a drop in the price of our common stock.

     The United States, Europe and Asia/Pacific have experienced a general decline in economic conditions over the past eight quarters, leading to reduced demand for goods and services, including those that we offer. Each of our customers makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Many of our customers have experienced budgeting constraints, causing them to defer or cancel projects. While we experienced a slight increase in demand for our products throughout fiscal year 2002 and in the three months ended March 31, 2003, demand for our products may decrease again. Decreased demand for our products would result in decreased revenues, which could harm our operating results, causing the price of our common stock to fall.

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

     You may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in our financial statements. Our Consolidated Financial Statements for each of the three years ending December 31, 2001 were audited by Arthur Andersen LLP. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Andersen has informed the SEC that it will cease practicing before the SEC. On March 14, 2002, we dismissed Andersen and retained KPMG LLP as our independent auditors for our fiscal year ended December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen’s consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen, and in light of the announced cessation of Andersen’s SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements that do not include the consent of Andersen to the inclusion of its audit report, will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of our inability to obtain Andersen’s consent.

     We have borrowed a significant amount of money, which could make it difficult to obtain additional financing; if we cannot obtain additional financing, our cash reserves could be depleted. Our debt payments and other commitments could impair our liquidity and cash reserves and make it difficult for us to obtain additional financing for working capital or acquisitions, should we need to do so. As of March 31, 2003, we had $125.0 million in outstanding indebtedness under our 4.5% senior convertible notes. As a result of this and other smaller debt commitments as of March 31, 2003, our debt-related future commitments for the fiscal year ended December 31, 2003 will be $5.7 million, assuming that none of our obligations are accelerated. Our obligations under the senior convertible notes may be accelerated if we default under the terms of the senior convertible notes. If our obligations are accelerated, the entire principal amount of our outstanding indebtedness under our senior convertible notes could become immediately payable. This would have a significant impact on our liquidity position. As of March 31, 2003, we had cash and cash equivalents of $120.2 million and marketable securities of $142.6 million. We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments.

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

     We rely on a number of relationships with third parties for sales, distribution and integration of our products, and our failure to maintain these relationships, or establish new relationships, could harm our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations, including indirect channel partners and other consultants, provide marketing and sales opportunities for our direct sales force, expand the distribution of our products and broaden our product offerings through product bundling. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts. We have entered into contractual relationships with these organizations, but these contracts generally do not require the organizations to continue to work with us. Revenue from transactions that involve indirect channel partners comprises a significant portion of our total license revenue. If we fail to maintain these relationships, or to establish new relationships in the future, then our ability to sell and integrate our products would be impaired, which would harm our business.

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

     The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time. Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $11.5 million, or 17% of total revenue, for the three months ended March 31, 2003 and $38.0 million, or 17% of total revenue, for the fiscal year ended December 31, 2002. As we undertake the extensive capital outlays to develop new products, we may be unable to realize revenue as soon as we expect. The costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

     We are subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, we recently completed the acquisitions of eRoom Technology, Inc. and TrueArc Corporation (see Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Strategic Acquisitions). These acquisitions as well as any future acquisitions or investments, expose us to the risks commonly encountered in acquisitions of business, which include the following:

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

     Our stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other factors. During the three months ended March 31, 2003, our stock had a high sales price of $18.84 and a low sales price of $12.00, as reported on the Nasdaq National Market. During the fiscal year ended December 31, 2002, our stock had a high sales price of $27.18 and a low sales price of $8.67. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk is due to changes in the general level of U.S. interest rates and relates to our cash and cash equivalents and marketable security investment portfolios (the “securities”). The securities are maintained at four major financial institutions in the United States. These securities, like all fixed instruments, are subject to interest rate risk and will decline if market interest rates increase. We manage interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short maturities and also maintaining sufficient cash and cash equivalent balances such that we are typically able to hold the investments to maturity. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. The marketable securities are considered to be available-for-sale and have original maturities ranging from three months to over one year. The following table summarizes our securities and weighted average yields, as of March 31, 2003:

(in thousands)	Expected Maturity Date
March 31. 2003	2003	2004	2005	2006	Total

U.S. Treasury & Agency Securities	$17,036	$30,203	$17,731	$9,651	$74,621
Wtd. Avg. Yield	2.38%	3.10%	3.79%	2.43%
Corporate Bonds	35,105	19,468	3,331	—	57,904
Wtd. Avg. Yield	2.56%	2.69%	2.33%	—
Municipals (Local and Government)	—	3,145	1,010	—	4,155
Wtd. Avg. Yield	—	3.09%	2.10%	—
Certificates of Deposit	3,042	—	—	—	3,042
Wtd. Avg. Yield	3.25%	—	—	—
Auction Rate Securities	2,925	—	—	—	2,925
Wtd. Avg. Yield	1.33%	—	—	—
Total					$142,647

     As of March 31, 2003, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $142.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2003, the fair value of the portfolio would decline by $1.8 million.

     The fair value of our convertible subordinated debenture fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit worthiness. The fair market value of the convertible subordinated debenture as of April 24, 2003 was $129.5 million based upon reported trading activity of the debenture in the secondary market. We do not believe that we have interest rate exposure on our convertible subordinated debenture because the interest rate is fixed and the convertible subordinated debenture will be settled at its fair value.

Foreign Exchange Risk

     Our revenue originating outside the United States was 41% and 35% for the three months ended March 31, 2003 and 2002, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur and settle most of their expenses in their local currency.

     We consider the U.S. dollar to be the functional currency for certain of our foreign subsidiaries and the local currency to be the functional currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in stockholders’ equity. Gains and losses resulting from remeasuring monetary asset and liability accounts for foreign subsidiaries where the U.S. dollar is the functional currency are included in other expense, net. We recorded foreign currency losses of approximately $0.1 million for each of the three-month periods ended March 31, 2003 and 2002.

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

     The table below provides information as of March 31, 2003 about our forward foreign currency contracts. The table presents the notional amounts, at contract exchange rates, the weighted average contractual foreign currency exchange rates, and the estimated fair value. The information is provided in U.S. dollar equivalent amounts.

		Weighted
	Notional	average
	principal	contract rate
	(in thousands)
Forward Contracts:
Euro	$1,624	1.09
Japanese yen	507	118.42
British pound sterling	525	1.58

	$2,656

Estimated fair value at March 31, 2003:	(25)

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. Based on our evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b)  Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K:

On February 24, 2003 we filed a Form 8-K/A, amending the Form 8-K we filed on December 20, 2002 relating to our acquisition of eRoom Technology, Inc., to include Item 7(a)(1) audited financial statements of the business acquired, Item 7(a)(2) unaudited financial statements of the business acquired, and Item 7(b) pro forma financial information.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2003.

DOCUMENTUM, INC. (Registrant)

By:	/s/ Mark Garrett

Mark Garrett
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Mark Garrett Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2003

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer