Form 10-Q
period 2003-06-30
DOCUMENTUM INC
filed 2003-08-14
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______

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

Yes  [X]   No [  ]

     The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 49,875,330 on July 31, 2003.

FORM 10-Q

Index

PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002	Page 3
	Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2003 and 2002	Page 4
	Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2003 and 2002	Page 5
	Notes to Condensed Consolidated Financial Statements	Page 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 37
Item 4.	Controls and Procedures	Page 39
PART II	OTHER INFORMATION
Item 4.	Submissions of Matters to Vote of Security Holders	Page 39
Item 6.	Exhibits and Reports on Form 8-K	Page 40
Signature		Page 40
Certifications		Page 41

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands; unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$113,249	$112,069
Marketable securities	153,272	141,056
Accounts receivable, net of allowances	51,532	50,803
Other current assets	24,498	25,707

Total current assets	342,551	329,635
Property and equipment, net	22,136	25,949
Goodwill	93,405	93,481
Identifiable purchased intangibles, net	18,256	24,818
Other assets	18,185	18,226

	$494,533	$492,109

LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable	$4,509	$2,782
Accrued liabilities	43,956	71,472
Deferred revenue	45,489	37,463
Current portion of capital lease obligation	25	48

Total current liabilities	93,979	111,765
Long-term convertible debt	125,000	125,000
Other long-term liabilities	7,234	109

Total liabilities	226,213	236,874
Stockholders’ equity	268,320	255,235

	$494,533	$492,109

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
License	$32,669	$26,997	$67,113	$52,129
Service	35,508	26,975	68,101	52,441

Total revenue	68,177	53,972	135,214	104,570

Cost of revenue:
License	4,802	2,077	9,599	3,939
Service	13,748	12,374	28,066	25,225

Total cost of revenue	18,550	14,451	37,665	29,164

Gross profit	49,627	39,521	97,549	75,406

Operating expense:
Sales and marketing	28,625	22,866	56,832	46,631
Research and development	11,799	9,783	23,261	18,783
General and administrative	7,432	6,233	14,874	12,134
Restructuring costs	(20)	1,043	11,979	1,043
Amortization of purchased intangibles	605	75	1,211	149

Total operating expense	48,441	40,000	108,157	78,740

Income (loss) from operations	1,186	(479)	(10,608)	(3,334)
Interest income	1,428	1,301	2,773	1,905
Interest expense	(1,593)	(1,521)	(3,193)	(1,570)
Other income (expense), net	(121)	23	(240)	(88)

Income (loss) before income taxes	900	(676)	(11,268)	(3,087)
Provision for (benefit from) income taxes	325	(203)	(6,884)	(926)

Net income (loss)	$575	$(473)	$(4,384)	$(2,161)

Basic income (loss) per share	$0.01	$(0.01)	$(0.09)	$(0.05)
Diluted income (loss) per share	$0.01	$(0.01)	$(0.09)	$(0.05)
Shares used to compute income (loss) per share:
Basic	49,107	39,556	48,776	39,408
Diluted	52,164	39,556	48,776	39,408

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(in thousands; unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(4,384)	$(2,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale and disposal of fixed assets	247	1,673
Stock-based compensation expense	1,820	—
Depreciation and amortization of leasehold improvements	6,284	7,678
Amortization of purchased intangibles	6,561	380
Amortization of debt issuance costs	329	157
Provision for doubtful accounts	1,171	1,409
In process research and development write-off	—	25
Changes in operating assets and liabilities:
Accounts receivable	(1,899)	5,824
Other current assets and other assets	997	(3,346)
Accounts payable	1,727	3
Accrued liabilities	(8,301)	(3,590)
Deferred revenue	8,026	4,679

Net cash provided by operating activities	12,578	12,731

Cash flows from investing activities:
Purchases of investments	(220,741)	(258,313)
Sales and maturities of investments	208,445	136,724
Purchases of property and equipment	(2,536)	(3,334)
Cash used in acquisition of businesses, net of cash acquired	(12,082)	(1,138)

Net cash used in investing activities	(26,914)	(126,061)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,428	6,803
Payments on capital lease obligations	(29)	(55)
Net proceeds from convertible debt offering	—	121,294

Net cash provided by financing activities	14,399	128,042

Effect of exchange rate changes	1,117	901

Net increase in cash and cash equivalents	1,180	15,613
Cash and cash equivalents at beginning of period	112,069	48,420

Cash and cash equivalents at end of period	$113,249	$64,033

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as described in Notes 4 and 5, have been recorded as necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements included in our 2002 Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

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

Cash and Cash Equivalents and Marketable Securities

     We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The following table details our cash and cash equivalents at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Cash	$17,628	$3,530
Money market accounts	95,621	108,539

	$113,249	$112,069

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are classified as “available-for-sale” and are stated at fair value based on quoted market prices, with the unrealized gains and losses, net of related tax effects, reported as a component of stockholders’ equity. We intend to maintain a liquid portfolio and have the ability to redeem our marketable securities at their carrying amounts. Therefore, all marketable securities at June 30, 2003 have been classified as current.

Foreign Currency and Derivative Instruments

     Assets and liabilities of our foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the actual current exchange rates prevailing at the time of each transaction. Gains and losses from the translation are included in accumulated other comprehensive income (loss). Gains and losses resulting from remeasuring monetary asset and liability accounts of foreign subsidiaries for which the functional currency is the U.S. dollar are included in other expense, net. We recorded foreign currency remeasurement losses of approximately $0.2 million in the three months ended June 30, 2003 and incurred immaterial losses in the three months ended June 30, 2002. We recorded foreign currency remeasurement losses of approximately $0.3 million and $0.1 million in the six months ended June 30, 2003 and 2002, respectively.

     We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. The principal foreign currencies hedged were the British Pound, Japanese Yen and Euro. A foreign currency forward exchange contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. We do not designate foreign exchange forward contracts as accounting hedges and do not hold or issue financial instruments for speculative or trading purposes. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized in the current period. Unrealized gains and losses were insignificant for both the three and six months ended June 30, 2003 and 2002.

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

     In accordance with the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, certain costs of computer software developed or obtained for internal use have been capitalized. The estimated useful life of the software costs capitalized is evaluated for each specific project and ranges from one to five years. We have capitalized costs in the amount of approximately $0.3 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $0.7 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively.

Goodwill and Identifiable Purchased Intangibles

     Goodwill is stated at cost and purchased intangible assets are stated at cost less accumulated amortization. All of our goodwill at June 30, 2003 is associated with acquisitions completed after June 30, 2001. We have not amortized any goodwill, including workforce intangibles that were subsumed into goodwill, arising from acquisitions that were completed after June 30, 2001.

     Purchased intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to five years).

Long-lived Assets, Excluding Goodwill

     Our long-lived assets, excluding goodwill, consist of property and equipment and other purchased intangibles. We periodically review our long-lived assets for impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, we initiate this review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted net cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

     We concluded that there were no events or changes in circumstances during the three and six months ended June 30, 2003 that would indicate that the carrying amounts of our long-lived assets were impaired.

     Assets to be disposed of and for which we have committed to a plan of disposal of such assets, whether through sale or abandonment, are reported at the lower of their carrying amount or their fair value less cost to sell.

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

     The following table summarizes changes in our warranty reserve during the six months ended June 30, 2003 (in thousands):

Balance as of December 31, 2002	$690
Provisions made during the period	111
Actual cost incurred during the period	(301)

Balance as of June 30, 2003	$500

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

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended June		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$575	$(473)	$(4,384)	$(2,161)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	879	—	1,820	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,648)	(16,720)	(21,382)	(33,919)

Pro forma net loss	$(9,194)	$(17,193)	$(23,946)	$(36,080)

Income (loss) per share:
Basic—as reported	$0.01	$(0.01)	$(0.09)	$(0.05)

Basic—pro forma	$(0.19)	$(0.43)	$(0.49)	$(0.91)

Diluted—as reported	$0.01	$(0.01)	$(0.09)	$(0.05)

Diluted—pro forma	$(0.19)	$(0.43)	$(0.49)	$(0.91)

Net Income (Loss) Per Share and Pro Forma Net Loss Per Share

     Basic net income (loss) per share and basic pro forma net loss per share, as if we had applied the fair value recognition provisions of SFAS No. 123, are computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share and diluted pro forma net loss per share are computed using the weighted average number of shares of common stock and, when dilutive, potential shares from options to purchase common stock using the treasury stock method. Diluted net income (loss) per share and diluted pro forma net loss per share also give effect, when dilutive, to the conversion of our convertible debt, using the if-converted method.

     The following is a reconciliation of the number of shares used in both the basic and diluted income (loss) per share calculation and the proforma diluted income (loss) per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Shares used in basic net income (loss) per share	49,107	39,556	48,776	39,408

Effect of dilutive potential common shares resulting from stock options	3,057	—	—	—

Shares used to compute diluted income (loss) per share	52,164	39,556	48,776	39,408

     Weighted average options to purchase 7,335,516 and 9,687,120 shares of common stock at prices ranging from $0.57 to $46.75 and $0.56 to $59.38 were outstanding during the three months ended June 30, 2003 and 2002, respectively, and 9,754,457 and 7,195,145 shares of common stock at prices ranging from $0.57 to $46.75 and $0.56 to $59.38 were outstanding during the six months ended June 30, 2003 and 2002, respectively, but were excluded from the computation of diluted net loss per share if either the option’s exercise price was greater than the average market price of the common stock or inclusion of such options would have been anti-dilutive. Weighted average shares issuable upon conversion of convertible debt have been excluded for all periods presented because the inclusion of such shares would have been anti-dilutive.

Deferred Stock-based Compensation

     The Company recorded deferred stock-based compensation totaling approximately $7.3 million related to the acquisition of eRoom Technology, Inc. This amount is amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans over the vesting period of the individual options.

Revenue Recognition

     Our revenue is derived from the sale of perpetual licenses for our enterprise content management solutions and related services, which include maintenance and support, consulting and education services. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related accounting literature. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is determined as being probable. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence of the fair value (VSOE) of the undelivered element until delivery occurs. If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We consider fees on transactions with payment terms of up to 270 days from the contract execution date to be fixed or determinable. In the event payment terms exceed 270 days, we recognize revenue when it becomes due and payable as we do not consider the fees to be fixed or determinable. We have a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions in arrangements with payment terms up to 270 days. License revenue from resellers or distributors is recognized, net of fees, when there is evidence of an arrangement with the end-user or we have executed a contract directly with the reseller or distributor which identifies the end-user, and all other revenue recognition criteria are met. Revenue from annual maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the contract. Revenue from consulting and training services are recognized as the services are performed and are typically on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization, modification, or development of the underlying software code.

     Our customers include several of our vendors and, on occasion, we have purchased goods or services for our operations from these vendors at or about the same time we have licensed our software to these same organizations (a “concurrent transaction”). Concurrent transactions are separately negotiated, settled in cash, and recorded at terms we consider to be arm’s length. We recognized no such transactions during the three and six months ended June 30, 2003. We recognized approximately $1.1 million and $2.1 million of software license revenues from concurrent transactions in the three and six months ended June 30, 2002, respectively.

Concentrations of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, marketable securities and accounts receivable. We deposit substantially all of our cash with four financial institutions.

     We generally do not require collateral for our accounts receivable and maintain reserves for potential credit losses. At June 30, 2003 and 2002, no one customer comprised 10% or more of accounts receivable.

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

Fair Value of Financial Instruments

     The fair value of our cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments. The fair values of our capital lease obligations approximate their carrying values based upon current market rates of interest. The fair value of our convertible debt was approximately $133.8 million at June 26, 2003 based on the most recent quoted market price of the convertible debt prior to June 30, 2003.

Advertising

     We expense the costs of advertising as such costs are incurred. Advertising costs of approximately $0.1 million for each of the three and six months ended June 30, 2003 and 2002, respectively, were included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

Reclassifications

     Certain prior period amounts have been reclassified on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flow to conform to the current period presentation.

Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 3. Goodwill and Identifiable Purchased Intangible Assets

Goodwill

     The following table presents the changes in goodwill for our one reporting unit during the six months ended June 30, 2003 (in thousands):

Balance as of December 31, 2002	$93,481
Goodwill acquired during period	—
Adjustments	(76)

Balance as of June 30, 2003	$93,405

     Adjustments to goodwill in the amount of approximately $0.1 million primarily related to purchase price adjustments that were made in connection with the acquisitions that were consummated during the fourth quarter of fiscal 2002.

Identifiable Purchased Intangible Assets

     Amortization of identifiable purchased intangible assets with finite lives was approximately $3.2 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $6.6 million and $0.4 million for the six months ended June 30, 2003 and 2002, respectively. Of the approximately $6.6 million and $0.4 million of amortization expense recognized in the six months ended June 30, 2003 and 2002, respectively, approximately $5.4 million and $0.2 million, respectively, related to the amortization of technology related identifiable purchased intangible assets and was included as cost of license revenue in the respective periods. The remaining amortization of approximately $1.2 million and $0.2 million, respectively, related to the amortization of non-technology related identifiable purchased intangible assets and was recognized as operating expense in the six months ended June 30, 2003 and 2002, respectively.

Note 4. Convertible Debt

     On April 5, 2002, we sold $125.0 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. We received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. We also incurred debt issuance costs totaling $0.4 million comprised of legal, accounting, and various other fees relating to the offering. Debt issuance costs are being amortized using the effective interest rate method through April 5, 2007. Holders of the Notes are entitled to convert the Notes, at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, into shares of common stock at a conversion price of $30.02 per share. We may redeem the Notes on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants.

Note 5. Restructuring Charges

     In January 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred and establishes that fair value is the means for initial measurement of the liabilities. During the first quarter of 2003, we recognized approximately $11.0 million in estimated costs, net of sublease income, in the United States and Europe as a result of abandoning certain facilities. Approximately $10.1 million of the estimated costs are related to one large facility in Europe that management has determined would not be utilized going forward. We worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of sublease income. We did not estimate any sublease income in connection with our exit of the facility in Europe that resulted in a $10.1 million restructuring charge. This determination was based on the various restrictions that are included in the existing lease agreement that limit our ability to sublease the facility. This determination was also impacted by current and forecasted commercial real estate rates in the area.

     In addition to these facilities exit costs, we also incurred approximately $1.3 million of severance and benefits-related restructuring costs in the first quarter of 2003 for the involuntary termination of 39 legacy Documentum employees, of which 36 were based in the United States and the remainder were located internationally. These charges were incurred as a result of management determining that certain synergies resulted from combining workforces that were assumed during our recent acquisition activity in fiscal 2002. Severance and benefit related costs associated with terminated employees of the acquired enterprise during the fourth quarter of fiscal 2002 were included in the cost of the respective acquisition.

     The following table summarizes the components of the above restructuring charge, the cash payments, non-cash activities, and the remaining accrual as of and for the six months ended June 30, 2003 (in thousands):

	Severance
	and	Other
	Benefits	Charges	Total

First quarter 2003 restructuring charges	$1,245	$11,020	$12,265
Cash paid	(1,061)	(1,435)	(2,496)
Non-cash activity	—	15	15

Restructuring accrual balance as of June 30, 2003	$184	$9,600	$9,784

     The remaining reserve balance of $9.8 million relating to the restructuring charge recognized during the six months ended June 30, 2003 consists of $2.6 million of current liabilities to be paid out during fiscal 2003 and in the first quarter of fiscal 2004 and $7.2 million of long-term liabilities related to the fair value of remaining lease obligations on excess facilities, net of sublease income, to be paid out through fiscal 2007.

     The remaining restructuring accrual relating to our restructuring activity in fiscal 2001 and 2002 of approximately $0.2 million relates to remaining severance and benefits and facility costs net of sublease income. We expect that the remaining severance and benefits will be paid in fiscal 2003 and the remaining facility obligations are expected to be paid in fiscal 2005.

Note 6. Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$575	$(473)	$(4,384)	$(2,161)
Other comprehensive income (loss):
Unrealized loss (gain) on available for sale investments	23	763	(79)	523
Foreign currency translation adjustment	823	1,305	1,300	1,141
Tax effect	(305)	(620)	(526)	(499)

Total comprehensive income (loss)	$1,116	$975	$(3,689)	$(996)

Note 7. Segment Reporting

     We are principally engaged in the design, development, marketing and support of ECM solutions. Substantially all of our revenue results from the sale of our software products and related services. Our chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single reporting segment, specifically the licensing, implementation and support of our software. We do not prepare reports for, or measure the performance of, our individual software applications and, accordingly, we have not presented revenue or any other related financial information by individual software product.

     We evaluate the performance of our geographic regions based on revenue and gross margin only. We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. Therefore, geographic information is presented for revenue, gross margin, and long-lived assets.

     Revenue is generally attributable to geographic areas based on the country in which the customer is domiciled. For the three and six months ended June 30, 2003 and 2002, no one customer accounted for more than 10% of total revenues.

     Long-lived assets are attributable to geographic areas based on where the assets are located. The following table presents a breakdown of total revenue and long-lived assets by geographic region as of and for the three and six months ended June 30, 2003 and 2002 (in thousands):

		Total Cost of	Long-Lived
As of and for the three months ended June 30, 2003:	Total Revenue	Revenue	Assets

North America	$40,378	$11,398	$131,051
EMEA	24,892	6,030	1,821
Asia/Pacific	2,440	1,053	925
Other	467	69	—

Total	$68,177	$18,550	$133,797

		Total Cost of	Long-Lived
As of and for the three months ended June 30, 2002:	Total Revenue	Revenue	Assets

North America	$31,833	$9,126	$35,631
EMEA	20,124	4,683	2,572
Asia/Pacific	1,867	631	804
Other	148	11	—

Total	$53,972	$14,451	$39,007

		Total Cost of	Long-Lived
As of and for the six months ended June 30, 2003:	Total Revenue	Revenue	Assets

North America	$81,303	$23,534	$131,051
EMEA	45,855	11,495	1,821
Asia/Pacific	6,942	2,477	925
Other	1,114	159	—

Total	$135,214	$37,665	$133,797

		Total Cost of	Long-Lived
As of and for the six months ended June 30, 2002:	Total Revenue	Revenue	Assets

North America	$65,167	$18,979	$35,631
EMEA	35,556	8,983	2,572
Asia/Pacific	3,485	1,175	804
Other	362	27	—

Total	$104,570	$29,164	$39,007

Note 8. Subsequent Event

     On July 1, 2003 we renegotiated a third-party contract with an existing vendor which resulted in the release of $1.2 million of obligations that were accrued in previous periods and included in accrued liabilities. We recognized the benefit from this renegotiation in cost of service revenue during the three months ended June 30, 2003.

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

     In fiscal 1999, we evolved from focusing on enterprise document management to focusing on content management to power e-business. As the Internet evolved, we helped existing and new customers alike leverage the Web to conduct business by extending our platform to enable Web content management. Since that time, we have focused mainly on providing a complete content management solution — the ability to manage all of the information that exists inside a company, whether through enterprise document management or Web content management, and the use of that information to drive e-business initiatives aimed at customers, partners and employees. Increasingly, our ECM solutions are being used to accelerate and extend companies’ online presence by delivering active and trusted content to multiple channels. Today, these solutions enable more than 2,500 organizations worldwide to apply trusted content within and between organizations, driving e-business applications that connect employees, customers and business partners. To facilitate this evolution, we introduced Documentum 4i, an open, standards-based ECM platform, in 1999. Because it is an open, standards-based platform, developers outside Documentum are able to easily integrate with the product using the standard set of tools, resulting in a larger number of developers working to build applications on top of our platform. This platform allows for the creation, management and delivery of content to a wide variety of information devices, including the Web, cellular phone, pager, fax machine, printer, CD or PDA device.

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

Strategic Acquisitions

     On November 26, 2002, we acquired privately-held TrueArc Corporation in exchange for consideration totaling approximately $3.8 million, which was comprised of cash consideration of $3.6 million and approximately $0.2 million in acquisition costs. TrueArc was a provider of records management and digital preservation software allowing companies to manage physical and electronic records. Since the time of the acquisition, we have integrated the records management technology acquired in this transaction and the product (currently called Documentum Records Manager) is now part of our comprehensive suite of enterprise content management solutions.

     On December 10, 2002, we acquired privately-held eRoom Technology, Inc. in exchange for consideration totaling approximately $118.4 million, which was comprised of 7,772,708 shares of common stock valued at $90.8 million (share value was calculated using an average five-day stock price extending two days before and two days after the terms of the acquisition were publicly announced), cash of $12.6 million, issuance of options to purchase 1,605,108 shares of Documentum common stock valued at approximately $8.1 million, and direct acquisition costs of approximately $6.9 million. eRoom was a provider of business collaboration software products enabling organizations and their employees, customers, suppliers, and other partners to manage their business relationships over the Internet. Since the time of the acquisition, we have integrated the collaboration technology acquired in this transaction and the product (currently called Documentum eRoom Enterprise) is now part of our comprehensive suite of enterprise content management solutions. During the six months ended June 30, 2003, we made acquisition-related payments of approximately $12.1 million which are included in cash used in investing activity in the Condensed Consolidated Statement of Cash Flow.

Critical Accounting Policies and Estimates

     Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K. However, certain of our accounting policies are particularly important to obtaining an understanding of our financial position and results of operations. Application of many of these policies requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses related disclosures. In general, these estimates or judgments are based on historical experience of our management, prevailing industry trends, information provided by our customers, and information available from other outside sources, each as appropriate. Actual results may differ from these estimates under different conditions. We consider our most critical accounting policies to be those policies that are both most important to the portrayal of our financial condition and results of operations, and those that require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements.

Revenue Recognition

     Our revenue is derived from the sale of perpetual licenses for our enterprise content management solutions and related services, which include maintenance and support, consulting and education services. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related accounting literature. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is determined as being probable. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence of the fair value (VSOE) of the undelivered element until delivery occurs. If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We consider fees on transactions with payment terms of up to 270 days from the contract execution date to be fixed or determinable. In the event payment terms exceed 270 days, we recognize revenue when it becomes due and payable as we do not consider the fees to be fixed or determinable. We have a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions in arrangements with payment terms up to 270 days. License revenue from resellers or distributors is recognized, net of fees, when there is evidence of an arrangement with the end-user or we have executed a contract directly with the reseller or distributor which identifies the end-user, and all other revenue recognition criteria are met. Revenue from annual maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the contract. Revenue from consulting and training services are recognized as the services are performed and are typically on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization, modification, or development of the underlying software code.

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

Accounting for Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made if the adjustment was related to normal operating expenses. If a future adjustment to the valuation allowance were to relate to a deferred tax item resulting from stock-based compensation, the adjustment to the deferred tax asset would increase additional paid-in capital. Similarly, if a future adjustment to the valuation allowance were attributable to one or more of the acquired companies, the adjustment to the deferred tax asset would result in an increase to goodwill. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future related to normal operating expenses, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Goodwill and Purchased Intangibles

     Goodwill and purchased intangible assets are stated at cost less accumulated amortization. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested annually for impairment and more frequently if events and circumstances indicate that the assets might be impaired in accordance with the provisions of SFAS No. 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We expect to complete our annual impairment review during the third quarter of 2003.

     Purchased intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to five years) and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Long-lived Assets, Excluding Goodwill

     Our long-lived assets consist of property and equipment and other acquired intangibles, excluding goodwill. We periodically review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted net cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

     Assets to be disposed of and for which we have committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of their carrying amount or fair value less cost to sell.

Results of Operations

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
License	48%	50%	50%	50%
Service	52%	50%	50%	50%

Total revenue	100%	100%	100%	100%

Cost of revenue:
License	7%	4%	7%	4%
Service	20%	23%	21%	24%

Total cost of revenue	27%	27%	28%	28%

Gross profit	73%	73%	72%	72%

Operating expense:
Sales and marketing	42%	42%	42%	44%
Research and development	17%	18%	17%	18%
General and administrative	11%	12%	11%	12%
Restructuring costs	—	2%	9%	1%
Amortization of purchased intangibles	1%	—	1%	—

Total operating expense	71%	74%	80%	75%

Income (loss) from operations	2%	(1%)	(8%)	(3%)
Interest income	2%	2%	2%	2%
Interest expense	(2%)	(3%)	(2%)	(2%)
Other income (expense), net	(1%)	1%	—	—

Income (loss) before income tax provision	1%	(1%)	(8%)	(3%)
Benefit from income taxes	—	—	(5%)	(1%)

Net income (loss)	1%	(1%)	(3%)	(2%)

As a Percentage of Related Revenue:
Cost of license revenue	15%	8%	14%	8%
Cost of service revenue	39%	46%	41%	48%

Revenue

     During the three months ended June 30, 2003 we saw revenue increase over the comparable period a year ago as a result of growth in demand for our products driven by our ability to successfully provide the ECM solutions required by organizations’ software infrastructure needs. Our success in the growing ECM space is attributed to several factors, including our ability to address enterprise content management needs as a result of heightened compliance and regulatory standards across several industries and the ability to offer a comprehensive suite of content management products. Through research and development and acquisition activity completed in fiscal 2002, we have expanded the breadth of our ECM platform.

     The five core solutions that make up our enterprise content management offering — Enterprise Document Management, Web Content Management, Digital Asset Management, Collaboration, and Records Management have been historically marketed and sold in two key geographic regions: the United States and the Europe, Middle East and Africa (EMEA) region.

     We continue to grow our customer list, as evidenced by the addition of 96 new customers in the three months ended June 30, 2003. The addition of these customers brings our total customer count to more than 2,600 and was an increase over the comparable period in 2002, in which we added 78 new customers. In addition, we closed five deals of over $1.0 million each in total license and service revenue in the current quarter.

License Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

License revenue	$32.7	$27.0	21%	$67.1	$52.1	29%
Percentage of total revenue	47.9%	50.0%		49.6%	49.9%

     License revenue increased in absolute dollars in both the three and six months ended June 30, 2003, as compared to the same periods in 2002. The increase in absolute dollars in both periods presented was due to an increase in the number of licenses sold to new customers and an increase in the number of existing customers who purchased additional products. The increase in demand was driven by an increase in enterprise requirements for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration. Additionally, the increase in the current period is driven by incremental revenue generated by the records management and collaboration technology that has been recently integrated into our product suite as a result of our acquisition activity in the fourth quarter of fiscal 2002. License revenue as a percentage of total revenue decreased in the three and six months ended June 30, 2003, as compared to the same periods in 2002. The decrease in license revenue as a percentage of total revenue was due to the increase in service revenue in the three and six months ended June 30, 2003 as described in the “Service Revenue” section. During the three months ended June 30, 2002, we had one sale accounting for $5.0 million, or 19% of total license revenue. We did not have any sales to a single customer that accounted for greater than 10% of license revenue for either the three or six months ended June 30, 2003, or the six months ended June 30, 2002.

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

     International license revenue represented 47% and 52% of total license revenue for the three months ended June 30, 2003 and 2002, respectively, and 45% and 48% for the six months ended June 30, 2003 and 2002, respectively. The decrease in international revenue as a percentage of license revenue in both comparable periods presented was primarily due to a decrease in license revenue in the EMEA region. The EMEA region contributed 38% and 33% of license revenue in the three and six months ended June 30, 2003, respectively, as compared to 44% and 40%, respectively, in the comparable periods a year ago. This decrease in license revenue in EMEA as a percentage of total license sales is a result of the increase in sales of our collaboration offering in North America relating to the eRoom acquisition. The collaboration offering was primarily sold in North America during the three and six months ended June 30, 2003 and, as a result, the incremental increase in license revenue in North America contributed to the decline in international revenue as a percentage of total revenue.

     Our customers include several of our vendors and, on occasion, we have purchased goods or services for our operations from these vendors at or about the same time we have licensed our software to these same organizations (a “concurrent transaction”). Concurrent transactions are separately negotiated, settled in cash, and recorded at terms we consider to be arm’s length. We recognized no such transactions during the three and six months ended June 30, 2003. We recognized approximately $1.1 million and $2.1 million of software license revenues from concurrent transactions in the three and six months ended June 30, 2002, respectively.

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

Service Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Service revenue	$35.5	$27.0	31%	$68.1	$52.4	30%
Percentage of total revenue	52.1%	50.0%		50.4%	50.1%

     Service revenue includes revenue from consulting, education services, and maintenance and support.

     Service revenue increased in absolute dollars and as a percentage of total revenue for the three and six months ended 2003, as compared to the same periods a year ago. Of the 31% increase for the three months ended June 30, 2003, approximately 23% was due to an increase in maintenance revenue, of which 3% related to deferred revenue acquired with the purchase of eRoom Technology, Inc., 7% was due to an increase in consulting revenue and the remaining 1% was due to an increase in education services. Of the 30% increase for the six months ended June 30, 2003, 23% was due to an increase in maintenance revenue, of which 4% related to deferred revenue acquired with the purchase of eRoom, 6% was due to an increase in consulting revenue and the remaining 1% was due to an increase in education services. The increase in overall service revenue in both periods presented was attributable to a larger installed base of customers receiving ongoing maintenance. This larger installed base is a result of continued growth through new product sales as well as the assumption of customers through our acquisition activities.

     Variances in our license revenue typically impact our consulting and education service revenue in future periods since these revenues typically follow license fee revenues. Accordingly, the increase in consulting and education services revenue in the three and six months ended June 30, 2003 is primarily due to larger license revenues seen in the first six months of fiscal 2003 as well as in the fourth quarter of fiscal 2002 as compared to the first six months of fiscal 2002 and the fourth quarter of fiscal 2001.

     The continued growth of our consulting revenue depends in large part on the growth of our software license revenues and customer deployment methodologies, while the growth of our maintenance revenue depends on the growth of our software license revenues coupled with the renewals of maintenance agreements by our existing installed base. With the release of Documentum 5 in the latter part of fiscal 2002, the new functionality acquired through our acquisition activity, and other new generation platform functionality, we expect that demand from our installed base and new customers for consulting, education and maintenance services will increase over the next several quarters. Furthermore, we continue to expand our array of service offerings through innovative on-line education courses.

Cost of Revenue

Cost of License Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Cost of license revenue	$4.8	$2.1	129%	$9.6	$3.9	146%
Percentage of license revenue	14.7%	7.8%		14.3%	7.5%

     Cost of license revenue consists of amortization of technology-related identifiable purchased intangibles, royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third-parties for selected products, include both fixed fees and variable fees.

     Cost of license revenue increased in absolute dollars and as a percentage of the associated license revenue in both the three and six months ended June 30, 2003, as compared to the same periods in 2002. Of the 129% increase in the three months ended June 30, 2003, 124% was related to the recognition of amortization expense for our technology-related identifiable purchased intangibles, which were acquired in the fourth quarter of fiscal 2002. Of the 146% increase in the six months ended June 30, 2003, 138% was related to this amortization expense. The remaining increase in both periods presented was driven by the variable cost of increased license revenue and the mix of products being sold, as compared to the same periods a year ago. We expect the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of Service Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Cost of service revenue	$13.7	$12.4	10%	$28.1	$25.2	12%
Percentage of service revenue	38.6%	45.9%		41.3%	48.1%

     Cost of service revenue consists primarily of royalties paid to third-party vendors, personnel-related and third party contractor costs incurred in providing consulting services, education services and maintenance services to customers, which includes telephone support costs.

     Cost of service revenue increased in absolute dollars in both the three and six months ended June 30, 2003, as compared to the same periods in 2002. The 10% increase in the three months ended June 30, 2003 was comprised of a 20% increase in the variable cost of increased service revenue in the comparable period a year ago as described above, offset by a 10% decrease in maintenance royalties due to a $1.2 million benefit that we recognized during the three months ended June 30, 2003. We renegotiated a third-party contract with an existing vendor which resulted in the release of $1.2 million of obligations that were accrued in previous periods and included in accrued liabilities.

     The 12% increase in the six months ended June 30, 2003 was comprised of a 20% increase in the variable cost of increased service revenue in the comparable period a year ago as described above, offset by an 8% decrease in maintenance royalties due to $1.9 million of benefit that we recognized during the six months ended June 30, 2003. We renegotiated third-party contracts with existing vendors which resulted in the release of $1.9 million of obligations that were accrued in previous periods and included in accrued liabilities. We expect the cost of service revenue to fluctuate in absolute dollar amount and as percentage of overall service revenue as the related service revenue fluctuates.

Operating Expenses

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Sales and marketing expense	$28.6	$22.9	25%	$56.8	$46.6	22%
Percentage of total revenue	41.9%	42.4%		42.0%	44.6%

     Sales and marketing expenses consist of salaries, benefits, sales commissions and other expenses related to the direct sales force, various marketing expenses, costs of other market development programs as well as an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as amortization of deferred stock-based compensation, corporate insurance, corporate taxes, facilities, telephone and others.

     Sales and marketing expenses increased in absolute dollars in the three and six months ended June 30, 2003, as compared to the same periods in 2002. Of the 25% increase in the three months ended June 30, 2003, 15% was due to an increase in salaries and benefits resulting from the incremental headcount resulting from the acquisitions of TrueArc and eRoom in November and December of 2002, respectively. Of the remaining increase, 4% was due to increased commissions paid on higher license revenue from the comparable period a year ago and the remaining 6% was a result of insignificant individual fluctuations.

     Of the 22% increase in the six months ended June 30, 2003, 13% was due to an increase in salaries and benefits resulting from the incremental headcount related to the acquisitions of TrueArc and eRoom, 6% was due to increased commissions paid on higher license revenue from the comparable period a year ago and the remaining 3% was a result of insignificant individual fluctuations.

     The decrease in sales and marketing costs as a percentage of total revenue in the three and six months ended June 30, 2003, as compared to the same periods in 2002, was due to an increase in overall revenue, more specifically service revenue, over the comparable periods. This increase in service revenue carried an insignificant incremental increase in sales and marketing costs.

     Sales and marketing expense will increase in absolute dollar amounts as we expand our sales and marketing efforts, however, sales and marketing costs are expected to continue to decrease as a percentage of total revenue.

Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Research and development expenses	$11.8	$9.8	20%	$23.3	$18.8	24%
Percentage of total revenue	17.3%	18.1%		17.2%	18.0%

     Research and development expenses consist of salaries and benefits for software developers, contracted development efforts, as well as an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as amortization of deferred stock-based compensation, corporate insurance, corporate taxes, facilities, telephone and others.

     Research and development expenses increased in absolute dollars in the three and six months ended June 30, 2003, as compared to the same periods in 2002. Of the 20% and 24% increases in the three and six months ended June 30, 2003, respectively, 17% and 21% was due, respectively, to an increase in salaries and benefits resulting from the incremental headcount resulting from the acquisitions of TrueArc and eRoom in November and December of 2002, respectively. The remaining variances for both periods presented are a result of insignificant individual fluctuations.

     The decrease in research and development costs as a percentage of total revenue in the three and six months ended June 30, 2003, as compared to the same periods in 2002, was due to an increase in overall revenue, more specifically service revenue, over the comparable periods. This increase in service revenue carried an insignificant incremental increase in research and development costs

     Based on our research and development process, costs incurred between the establishment of technological feasibility and general release of a product have been insignificant and therefore all costs relating to research and development are expensed as incurred. We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to increase in absolute dollar amount, however, we also believe that research and development costs will decrease as a percentage of total revenue.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

General and administrative expenses	$7.4	$6.2	19%	$14.9	$12.1	23%
Percentage of total revenue	10.9%	11.5%		11.0%	11.6%

     General and administrative expenses consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as amortization of deferred stock-based compensation, corporate insurance, corporate taxes, facilities, telephone and others.

     General and administrative expenses increased in absolute dollars in the three and six months ended June 30, 2003, as compared to the same periods in 2002. Of the 19% increase in the three months ended June 30, 2003, 11% was due to an increase in salaries and benefits resulting from the incremental headcount resulting from the acquisitions of TrueArc and eRoom in November and December of 2002, respectively. Of the remaining 8% increase in the current period, 3% was due to consulting fees related to system implementations and 5% was a result of insignificant individual fluctuations. The 23% increase in the six months ended June 30, 2003 was due to the increase in salaries and benefits described above.

     The decrease in general and administrative costs as a percentage of total revenue in the three and six months ended June 30, 2003, as compared to the same periods in 2002, was due to an increase in overall revenue, more specifically service revenue, over the comparable periods. This increase in service revenue carried an insignificant incremental increase in general and administrative costs

     We expect general and administrative expenses to increase in terms of absolute dollar amount in the future, however, these costs are expected to continue to decrease as a percentage of total revenue.

Restructuring Costs

     In January 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred and establishes that fair value is the means for initial measurement of the liabilities. During the first quarter of 2003, we recognized approximately $11.0 million in estimated costs, net of sublease income, in the United States and Europe as a result of abandoning certain facilities. Approximately $10.1 million of the estimated costs are related to one large facility in Europe that management has determined would not be utilized going forward. We worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of sublease income. We did not estimate any sublease income in connection with our exit of the facility in Europe that resulted in a $10.1 million restructuring charge. This determination was based on the various restrictions that are included in the existing lease agreement that limit our ability to sublease the facility. This determination was also impacted by current and forecasted commercial real estate rates in the area. We anticipate future cost savings related to this facility of approximately $0.5 million per quarter through the expiration of the lease in December of 2007.

     In addition to these facilities exit costs, we also incurred approximately $1.3 million of severance and benefits-related restructuring costs for the involuntary termination of 39 legacy Documentum employees, of which 36 were based in the United States and the remainder were located internationally. These charges were incurred as a result of management determining that certain synergies resulted from combining workforces that were assumed during our recent acquisition activity in fiscal 2002. Severance and benefits related costs associated with terminated employees of the acquired enterprise during the fourth quarter of fiscal 2002 were included in the cost of the respective acquisition.

     The following table summarizes the components of the above restructuring charge, the cash payments, non-cash activities, and the remaining accrual as of and for the six months ended June 30, 2003 (in thousands):

	Severance
	and	Other
	Benefits	Charges	Total

First quarter 2003 restructuring charges	$1,245	$11,020	$12,265
Cash paid	(1,061)	(1,435)	(2,496)
Non-cash activity	—	15	15

Restructuring accrual balance as of June 30, 2003	$184	$9,600	$9,784

     The remaining reserve balance of $9.8 million relating to the restructuring chare we recognized during the six months ended June 30, 2003 consists of $2.6 million of current liabilities to be paid out during fiscal 2003 and in the first quarter of fiscal 2004 and $7.2 million of long-term liabilities related to the fair value of remaining lease obligations on excess facilities, net of sublease income, to be paid out through fiscal 2007.

     The remaining restructuring accrual relating to our restructuring activity in fiscal 2001 and 2002 of approximately $0.2 million relates to remaining severance and benefits and facility costs, net of sublease income. We expect that the remaining severance and benefits will be paid in fiscal 2003 and the remaining facility obligations are expected to be paid in fiscal 2005.

Amortization of Purchased Intangibles

     Amortization of purchased intangible assets recorded in operating expenses was $0.6 million and $1.2 million in the three and six months ended June 30, 2003, respectively, as compared to $0.1 million and $0.2 million in the three and six months ended June 30, 2002, respectively. This amortization was related to the value of non-technology-related assets, such as contracts and non-compete agreements, and were acquired in connection with the eRoom, TrueArc and other previously completed acquisitions.

     Amortization of purchased intangible assets recorded in cost of license revenue was $2.6 million and $5.4 million in the three and six months ended June 30, 2003, respectively, as compared to $0.1 million and $0.2 million in the three and six months ended June 30, 2002, respectively. This amortization was related to the value of developed technology-related identifiable purchased intangibles.

Interest Income

     Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities. Interest income increased by $0.1 million, or 10%, to $1.4 million in the three months ended June 30, 2003, as compared to $1.3 million in the comparable period in 2002, and increased by $0.9 million, or 46%, to $2.8 million for the six months ended June 30, 2003, as compared to $1.9 million for the comparable period in 2002. The increase was due to an improved cash position over the comparable period. We had total cash and marketable securities of approximately $266.5 million at June 30, 2003, as compared to total cash, marketable securities and long-term investments of approximately $230.8 million at June 30, 2002. The improved cash position was due to an increase in cash provided by operating and financing activities.

Interest Expense

     Interest expense consists primarily of amortization of issuance costs and fixed interest obligations related to our outstanding convertible debt as well as interest paid on capital lease obligations. Interest expense was $1.6 million and $3.2 million in the three and six months ended June 30, 2003, respectively, as compared to $1.5 million and $1.6 million, respectively, in the comparable periods in 2002. The interest expense in all periods presented was primarily a result of the obligations related to our outstanding convertible debt, which was issued in April of 2002.

Other Income (Expense), Net

     Other income (expense), net consists primarily of items such as foreign exchange gains and losses and gains and losses on the sale of fixed assets. Other income (expense), net was an expense of $0.1 million in the three months ended June 30 2003, compared to an insignificant amount of income in the comparable period in 2002. Other income (expense), net was expense of $0.2 million for the six months ended June 30, 2003, as compared to expense of $0.1 million for the comparable period in 2002. Other income (expense), net in both periods presented was a result of foreign exchange gains and losses in connection with our various hedge activities.

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

Income Taxes

     Income tax provision and benefit for the interim periods is based on an estimate of the effective annual income tax rates expected to apply for the fiscal year. Our effective tax rate was 36% and 61% for the three and six months ended June 30, 2003, respectively, as compared to an effective tax rate of 30% in both the comparable periods in 2002. The effective tax rate for the three months ended June 30, 2003 is lower than the estimated annual income tax rate due to a revision in the estimated annual effective income tax rate which occurred during the second quarter.

     The estimated annual income tax rate is greater than in the prior year as a result of the non-deductible lease loss provision of approximately $11.0 million that was recognized as part of our restructuring activity in the six months ended June 30, 2003. The estimated annual effective tax rate can also vary as a result of differences between our estimated and actual results of operations. Our estimated annual tax rate can also vary if our estimate of the mix of domestic and international income differs from our actual results.

Liquidity and Capital Resources

     Since 1993, we have financed our operations primarily through the sale of stock, cash generated from operations and the issuance of convertible debt.

     In February 1996, we completed our initial public offering, selling 2,058,000 shares of our common stock and receiving net proceeds of approximately $45 million. In October 1997, we completed a secondary public offering, selling 1,115,700 shares of our common stock and receiving net proceeds of approximately $31 million.

     On April 5, 2002, we sold $125.0 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. We received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. We also incurred debt issuance costs totaling $0.4 million comprised of legal, accounting, and various other fees relating to the debt offering. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, to convert the Notes into shares of common stock at a conversion price of $30.02 per share. The Notes will be limited to $125.0 million aggregate principal amount. The Notes may be redeemed by us on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. We recognized $1.6 million and $3.2 million of interest expense, which included amortization of debt issuance costs, in the three and six months ended June 30, 2003, respectively. As of June 30, 2003, our debt obligation totaled $125.0 million.

     The indenture under which the Notes were issued provides that an event of default will occur if (i) we fail to pay principal or premium on the Notes, (ii) we fail to pay interest on the Notes and fail to cure such non-payment within 30 days, (iii) we fail to perform any other covenant that is required of us in the indenture and the failure is not cured or waived within 60 days, or (iv) we or one of our significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $10 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 30 days after notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding Notes may declare the principal amount of the Notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization (involving us or any of our significant subsidiaries) will constitute an event of default under the indenture and, in that case, the principal amount of the Notes will automatically become due and payable. To the extent we are required to repay the Notes prior to the maturity date as a result of an event of default, such repayment will negatively impact our liquidity. There have been no events of default through June 30, 2003.

     At June 30, 2003, our principal sources of liquidity consisted of approximately $266.5 million of cash and cash equivalents and marketable securities, compared to approximately $253.1 million at December 31, 2002. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors. We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

     Cash provided by operating activities was approximately $12.6 million and $12.7 million for the six months ended June 30, 2003 and 2002, respectively. The approximate $12.6 million of cash provided by operations in the six months ended June 30, 2003 was primarily due to net non-cash related expenses of approximately $16.4 million and a net increase in operating assets and liabilities of approximately $0.6 million, offset by our net loss of approximately $4.4 million. The following notable financial statement changes that impact our cash and liquidity were noted on the balance sheet as of June 30, 2003:

•	Accrued liabilities decreased by approximately $27.5 million in the six months ended June 30, 2003 due to the payment of obligations assumed as a result of our 2002 acquisition activity in the amount of approximately $12.4 million, decreases in taxes payable of approximately $10.9 million, accrued commissions of approximately $2.9 million and accrued bonuses of $2.0 million, offset by various other net increases of approximately $0.7 million.

•	Deferred revenue increased by approximately $8.0 million in the six months ended June 30, 2003 as a result of growth in maintenance revenue from a larger installed base of customers receiving ongoing maintenance and support services. This larger installed base is a result of continued growth through new product sales as well as customers added in connection with recent acquisitions.

     The following notable financial statement change was noted on the balance sheet as of June 30, 2003, however, this change did not have an immediate impact on our cash or liquidity:

•	Other long-term liabilities increased by approximately $7.1 million in the six months ended June 30, 2003 primarily as result of an accrual for long-term lease obligations related to restructuring activity conducted in the first quarter of 2003.

     The approximate $12.7 million of cash provided by operations in the six months ended June 30, 2002 was driven by an increase in operating assets and liabilities of approximately $3.6 million and net non-cash related expenses of approximately $11.3 million, offset by our net loss of approximately $2.2 million.

     Cash used in investing activities was approximately $26.9 million and $126.1 million for the six months ended June 30, 2003 and 2002, respectively. The approximate $26.9 million of cash used in investing activities during the six months ended June 30, 2003 was primarily related to the net purchase of marketable securities of approximately $12.3 million, payments of obligations related to business acquisitions of approximately $12.1 million and purchases of property and equipment of approximately $2.5 million. The approximate $126.1 million of cash used in investing activities during the six months ended June 30, 2002 was primarily related to the net purchase of marketable securities of approximately $121.6 million, purchases of property and equipment of approximately $3.4 million and approximately $1.1 million used in acquisition activity.

     Cash provided by financing activities was approximately $14.4 million and $128.0 million in the six months ended June 30, 2003 and 2002, respectively. Cash provided by financing activities in the six months ended June 30, 2003 was a result of proceeds from the issuance of common stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan. Of the $128.0 million of cash provided by financing activities in the six months ended June 30, 2002, $121.3 million was a result of proceeds from our convertible debt offering and the remaining $6.7 million was primarily related to proceeds from the issuance of common stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan

     At June 30, 2003, we had net working capital of approximately $248.6 million, as compared to approximately $217.9 million at December 31, 2002. The working capital increase of $30.7 million was driven by increases to marketable securities of approximately $12.2 million, cash and cash equivalents of approximately $1.2 million and accounts receivable of approximately $0.7 million, and a decrease in accrued liabilities of approximately $27.5 million, offset by increases in deferred revenue of approximately $8.0 million and accounts payable of approximately $1.7 million and a decrease in other current assets of approximately $1.2 million.

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

     In October 1997, we signed an agreement to lease approximately 24,000 square feet in Middlesex, United Kingdom beginning in October 1997 and expiring in April 2013. In September 2001, we signed an agreement to lease an additional 35,000 square feet in Middlesex, United Kingdom beginning in September 2001 and expiring in December 2007. These facilities serve as our principal European administrative, engineering, marketing and sales facilities. The remaining lease obligation of approximately $11.1 million for the additional leased space has been discounted to its net present value and is currently included in accrued liabilities as of June 30, 2003.

     In December 2002, we assumed, through the acquisition of eRoom Technology, Inc., an agreement to lease approximately 34,000 square feet in Cambridge, Massachusetts. The lease expires in June of 2005. This facility serves as supplemental administrative, engineering, marketing, and sales space.

     The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due by Period
Contractual Cash Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Convertible debt obligation	$125,000	$—	$—	$125,000	$—
Non-cancelable operating lease obligations	46,394	15,230	19,997	5,114	6,053
Convertible debt interest obligation	21,094	5,625	11,250	4,219	—
Liabilities related to excess facilities included in accrued liabilities	9,795	2,560	3,294	3,941	—
Unconditional purchase obligations	519	519	—	—	—
Severance liability related to eRoom acquisition	44	44	—	—	—
Capital lease obligations	25	25	—	—	—

Total Contractual Cash Obligations	$202,871	$24,003	$34,541	$138,274	$6,053

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

     One or more of these factors may cause our operating expenses to be disproportionately high or our gross revenues to be disproportionately low during any given period, which could cause our net revenue and operating results to fluctuate significantly. Our operating results have fluctuated significantly in the past. We had diluted earnings per share of $0.01 in the three months ended June 30, 2003 and a loss per share of $0.01 and $0.37 in the three months ended June 30, 2002 and 2001, respectively. You should not rely on our quarterly operating results to predict our future results because of the significant fluctuations to which our results are subject.

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

     The U.S., Europe and Asia/Pacific have experienced a general decline in economic conditions, leading to reduced demand for goods and services, including those that we offer. We are currently in the midst of a general economic downturn that commenced in 2001 in the U.S. and expanded to many other regions of the world during 2002. Each of our customers makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Many of our customers have experienced budgeting constraints due to the economic downturn, causing them to defer or cancel projects. While we experienced a slight increase in demand for our products in the six months ended June 30, 2003, demand for our products may decrease again. Continued weakening of economic conditions may result in a decreased demand for our products and decreased revenue, which could harm our operating results, causing the price of our common stock to fall.

     We cannot predict how long or severe the current economic downturn will be. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience declines in sales as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and could impede our ability to expand our business.

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

     We have borrowed a significant amount of money, which could make it difficult to obtain additional financing; if we cannot obtain additional financing, our cash reserves could be depleted. Our debt payments and other commitments could impair our liquidity and cash reserves and make it difficult for us to obtain additional financing for working capital or acquisitions, should we need to do so. As of June 30, 2003, we had $125.0 million in outstanding indebtedness under our 4.5% senior convertible notes. As a result of this and other smaller debt commitments as of June 30, 2003, our debt-related future commitments for the fiscal year ended December 31, 2003 will be $5.7 million, assuming that none of our obligations are accelerated. Our obligations under the senior convertible notes may be accelerated if we default under the terms of the senior convertible notes. If our obligations are accelerated, the entire principal amount of our outstanding indebtedness under our senior convertible notes could become immediately payable. This would have a significant impact on our liquidity position. As of June 30, 2003, we had cash and cash equivalents of $113.2 million and marketable securities of $153.3 million. We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments.

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

     A substantial portion of our revenue is generated by sales of a single family of products and related services. To date, substantially all of our revenue has been generated by sales of licenses of the Documentum EDMS, Documentum 4i and Documentum 5 ECM Platform family of products and related services. We expect that this same family of products and services will continue to account for the majority of our future revenue, making us highly dependent on continued sales of this single product family. If the price of this product family declines, or if demand for this product family declines, then our revenue may decrease. Demand for this product family could decline for a number of reasons, including the introduction of new products by our competitors, general business and economic conditions and changing industry standards. If our revenue decreases, our operating results could be lower than expected and our common stock price may fall.

     We are subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, we recently completed the acquisitions of eRoom Technology, Inc. and TrueArc Corporation (see Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Strategic Acquisitions). These acquisitions as well as any future acquisitions or investments, expose us to the risks commonly encountered in acquisitions of business, which include the following:

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

     Most of our revenue is generated by sales of a single family of products and related services. If this single product family is rendered obsolete and unmarketable by technological change or new industry standards, then our revenue from sales of this product family will decrease. It is difficult to predict the life cycles of our products because of the rapid technological changes which can occur in our industry. If we do not correctly predict the life cycle of our primary product family and develop new products to replace obsolete products, then our gross revenue will decrease, our operating results could be lower than expected and our common stock price may fall.

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

     We encounter direct competition from a number of public and private companies that offer a variety of products and services addressing this market. These companies include FileNet, IBM, Interwoven, OpenText, Stellent and Vignette. Additionally, several other enterprise software vendors, such as Microsoft and Oracle, are potential competitors in the future if they acquire competitive technology or otherwise expand their current product offerings. Many of these current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Several of these companies, including IBM, Microsoft, Oracle and others, have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to offer a single-vendor solution more easily than we can. In addition, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. If we cannot respond to our competitors adequately and in a timely manner, then we may be required to reduce prices for our products and could suffer reduced gross margins and loss of market share, any of which could harm our business, financial condition and operating results, causing the price of our common stock to fall.

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

     We are dependent on a relatively small number of customers and those customers are concentrated in a small number of industries. Our success depends on maintaining relationships with our existing customers. At certain times in the past, a relatively small number of our customers have accounted for a significant percentage of our revenue. In addition, our customers are concentrated in the process and discrete manufacturing, pharmaceutical, financial services, government and high technology industries. We may not be successful in obtaining significant new customers in different industry segments and we expect that sales of our products to a limited number of customers in a limited number of industry segments will continue to account for a large portion of our revenue in the future. If we are not successful at obtaining significant new customers or if a small number of customers cancel or delay their orders for our products, then our business and our prospects could be harmed. As many of our significant customers are concentrated in a small number of industry segments, if business conditions in one of those industry segments decline, then orders for our products from that segment may decrease, which could negatively impact our business, financial condition and operating results and cause the price of our common stock to fall.

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

     We are subject to risks associated with international operations. Our revenue is primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. We have offices in Hong Kong, London, Madrid, Melbourne, Milan, Munich, Paris, Seoul, Singapore, Stockholm and Tokyo, among others. We operate our international technical support operations in the London, Melbourne, Munich and Toronto offices. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. Despite the planned increase in our international presence, we may not be able to maintain or increase international market demand for our products. If we do not, then our international sales will be limited, and operating results could suffer. Our international operations are subject to a variety of risks, including:

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

     Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. We are unable to determine the extent to which piracy of our products exists, but expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our intellectual property rights as fully as do the laws of the U.S. Our means of protecting our intellectual property rights in the U.S. or abroad may not be adequate. Even if our intellectual property protection is adequate, our competition may independently develop similar technology which does not violate our intellectual property rights, but which nonetheless competes with our products.

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

     The costs of software development can be high, and we may not realize revenue from our development efforts for a substantial period of time. Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $23.3 million, or 17% of total revenue, for six months ended June 30, 2003 and $19.0 million, or 18% of total revenue, for the six months ended June 30, 2002. As we undertake the extensive capital outlays to develop new products, we may be unable to realize revenue as soon as we expect. The costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

     Our stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other factors. During the six months ended June 30, 2003, our stock had a high sales price of $23.40 and a low sales price of $12.00, as reported on the Nasdaq National Market. During the fiscal year 2002, our stock had a high sales price of $27.18 and a low sales price of $8.67. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk is due to changes in the general level of U.S. interest rates and relates to our cash and cash equivalents and marketable security investment portfolios (the “securities”). The securities are maintained at four major financial institutions in the U.S. These securities, like all fixed instruments, are subject to interest rate risk and will decline if market interest rates increase. We manage interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and also by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold the investments to maturity. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. The marketable securities are considered to be available-for-sale and have original maturities ranging from three months to over one year. The following table summarizes our securities and weighted average yields, as of June 30, 2003 (in thousands):

	Expected Maturity Date

	2003	2004	2005	2006	Total

U.S Treasury & Agency Securities	$15,490	$30,119	$28,441	$18,649	$92,699
Wtd. Avg. Yield	1.96%	3.09%	2.92%	2.39%
Corporate Bonds	20,754	19,175	5,480	1,632	47,041
Wtd. Avg. Yield	2.50%	2.69%	2.17%	2.10%
Certificates of Deposit	3,026	—	—	—	3,026
Wtd. Avg. Yield	3.25%	—	—	—
Commerical Paper	6,388	—	—	—	6,388
Wtd. Avg. Yield	1.22%	—	—	—
Municipals (Local and Government)	—	3,109	1,009	—	4,118
Wtd. Avg. Yield	—	3.09%	2.10%	—

	$45,658	$52,403	$34,930	$20,281	$153,272

     As of June 30, 2003, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $153.3 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2003, the fair value of the portfolio would decline by $1.6 million.

     The fair value of our convertible debt fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit worthiness. The fair market value of the convertible debt as of June 26, 2003 was $133.8 million based upon reported trading activity of the debenture in the secondary market. We do not believe that we have interest rate exposure on our convertible debt because the interest rate is fixed and the convertible debt will be settled at its fair value.

Foreign Exchange Risk

     Our revenue originating outside the U.S. was 42% and 41% in the three and six months ended June 30, 2003, respectively, compared to 41% and 38 % for the comparable periods in 2002. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur and settle most of their expenses in their local currency.

     We consider the U.S. dollar to be the functional currency for certain of our foreign subsidiaries and the local currency to be the functional currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in stockholders’ equity. Gains and losses resulting from remeasuring monetary asset and liability accounts for foreign subsidiaries where the U.S. dollar is the functional currency are included in other expense, net. We recorded foreign currency remeasurement losses of approximately $0.2 million in the three months ended June 30, 2003 and incurred immaterial losses in the three months ended June 30, 2002. We recorded foreign currency remeasurement losses of approximately $0.3 million and $0.1 million in the six months ended June 30, 2003 and 2002, respectively.

     Our exposure to foreign exchange fluctuations arise from these intercompany accounts, receivables and payables and from transactions initiated in the U.S. that are denominated in a foreign currency.

     We use foreign currency forward contracts to hedge receivables and payables denominated in foreign currency, intercompany receivables and payables, and transactions initiated in the U.S. that are denominated in foreign currency. The principal foreign currencies hedged are the British Pound, Japanese Yen and the Euro using foreign currency forward contracts ranging in periods from one to nine months. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period as we do not designate our foreign exchange forward contracts as accounting hedges.

     We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates

     The table below provides information as of June 30, 2003 about our forward foreign currency contracts. The table presents the notional amounts, at contract exchange rates, the weighted average contractual foreign currency exchange rates, and the estimated fair value. The information is provided in U.S. dollar equivalent amounts.

		Weighted
	Notional	Average
Functional Currency	Principal	Contract Rate

	(in thousands)
Euro	$4,284	1.15
British Pound	2,500	1.68
Australian Dollars	668	0.67
Japanese Yen	502	119.44

	$7,954

Estimated fair value as of June 30, 2003:	(3)

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions.

     (b)  Changes in Internal Controls. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)  The Company’s annual meeting of stockholders was held May 27, 2003 (the “Annual Meeting”).

(b)  The following matters were voted upon at the Annual Meeting:

(i)	The first matter related to the re-election of two directors, David DeWalt and Michael Pehl, as directors of the Company to serve until the 2006 annual meeting of stockholders. The votes cast for and withheld against such nominees were as follows:

	For	Withheld

David DeWalt	40,105,984	465,099
Michael Pehl	39,952,082	619,001

(ii)	The second matter related to the ratification of the selection of KPMG LLP as the independent auditors of the Company for its fiscal year ending December 31, 2003. A total of 39,427,175 votes were cast for ratification, 1,141,351 votes were cast against ratification and there were 2,557 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certifications of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

We filed a Form 8-K (Items 7, 9 and 12) on July 2, 2003 regarding a press release announcing preliminary financial results for the quarter ended June 30, 2003

We filed a Form 8-K (Items 7, 9 and 12) on July 17, 2003 regarding a press release announcing financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2003.

DOCUMENTUM, INC.
(Registrant)

By:	/s/ Mark Garrett

Mark Garrett
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)