Form 10-Q
period 2003-09-30
DOCUMENTUM INC
filed 2003-11-10
CIK 930885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   [X]    No  [   ]

     The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 51,130,521 on October 31, 2003.

FORM 10-Q

Index

PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002	Page 3
	Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2003 and 2002	Page 4
	Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2003 and 2002	Page 5
	Notes to Condensed Consolidated Financial Statements	Page 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 39
Item 4.	Controls and Procedures	Page 41
PART II	OTHER INFORMATION
Item 5.	Other Information	Page 41
Item 6.	Exhibits and Reports on Form 8-K	Page 42
Signature		Page 42

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands; unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$111,625	$112,069
Marketable securities	171,689	141,056
Accounts receivable, net of allowances	51,225	50,803
Other current assets	27,428	25,707

Total current assets	361,967	329,635
Property and equipment, net	18,488	25,949
Goodwill	90,145	93,481
Identifiable purchased intangibles, net	15,136	24,818
Other assets	20,231	18,226

	$505,967	$492,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,792	$2,782
Accrued liabilities	44,467	71,520
Deferred revenue	44,886	37,463

Total current liabilities	98,145	111,765
Long-term convertible debt	125,000	125,000
Other long-term liabilities	6,633	109

Total liabilities	229,778	236,874
Stockholders’ equity:
Common stock	50	48
Additional paid-in capital	337,523	317,539
Deferred stock-based compensation	(3,446)	(7,067)
Accumulated deficit	(61,817)	(58,315)
Accumulated other comprehensive income	3,879	3,030

Total stockholders’ equity	276,189	255,235

Total liabilities and stockholders’ equity	$505,967	$492,109

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
License	$36,012	$28,910	$103,125	$81,039
Service	37,454	27,417	$105,555	79,858

Total revenue	73,466	56,327	208,680	160,897

Cost of revenue:
License	5,538	2,465	15,137	6,404
Service	16,134	12,126	44,200	37,351

Total cost of revenue	21,672	14,591	59,337	43,755

Gross profit	51,794	41,736	149,343	117,142

Operating expense:
Sales and marketing	28,571	23,753	85,403	70,384
Research and development	11,218	8,905	34,479	27,688
General and administrative	7,061	6,020	21,935	18,154
Restructuring costs	45	—	12,024	1,043
Amortization of purchased intangibles	565	75	1,776	224

Total operating expense	47,460	38,753	155,617	117,493

Income (loss) from operations	4,334	2,983	(6,274)	(351)
Interest income	1,247	1,606	4,020	3,511
Interest expense	(1,600)	(1,610)	(4,793)	(3,180)
Other expense, net	(153)	(118)	(393)	(206)

Income (loss) before income taxes	3,828	2,861	(7,440)	(226)
Provision for (benefit from) income taxes	2,947	858	(3,937)	(68)

Net income (loss)	$881	$2,003	$(3,503)	$(158)

Basic income (loss) per share	$0.02	$0.05	$(0.07)	$—
Diluted income (loss) per share	$0.02	$0.05	$(0.07)	$—
Shares used to compute income (loss) per share:
Basic	49,866	39,760	49,143	39,527
Diluted	53,044	41,152	49,143	39,527

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(in thousands; unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,503)	$(158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale and disposal of fixed assets	201	1,809
Stock-based compensation expense	2,633	—
Depreciation and amortization	9,079	11,027
Amortization of purchased intangibles	9,681	715
Amortization of debt issuance costs	611	210
Provision for doubtful accounts	1,811	1,870
In-process research and development write-off	—	25
Changes in operating assets and liabilities:
Accounts receivable	(2,226)	212
Other current assets and other assets	(1,001)	(2,422)
Accounts payable	6,011	798
Accrued liabilities	(8,406)	(4,733)
Deferred revenue	7,423	2,762

Net cash provided by operating activities	22,314	12,115

Cash flows from investing activities:
Purchases of investments	(279,052)	(320,636)
Sales and maturities of investments	247,918	208,710
Purchases of property and equipment	(3,973)	(4,333)
Proceeds from sale of property and equipment	1,861	—
Cash used in acquisition of businesses, net of cash acquired	(12,082)	(1,143)

Net cash used in investing activities	(45,328)	(117,402)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,974	10,584
Payments on capital lease obligations	(41)	(55)
Net proceeds from convertible debt offering	—	121,250

Net cash provided by financing activities	20,933	131,779

Effect of exchange rate changes	1,637	1,332

Net increase (decrease) in cash and cash equivalents	(444)	27,824
Cash and cash equivalents at beginning of period	112,069	48,420

Cash and cash equivalents at end of period	$111,625	$76,244

See accompanying notes to condensed consolidated financial statements.

DOCUMENTUM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as described in Note 5, have been recorded as necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2002 Annual Report on Form 10-K. The consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

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

Principles of Consolidation

     The unaudited condensed consolidated financial statements include the accounts of Documentum and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

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

Cash and Cash Equivalents and Marketable Securities

     We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The following table details our cash and cash equivalents at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Cash	$6,389	$3,530
Money market and cash equivalents	105,236	108,539

	$111,625	$112,069

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are classified as “available-for-sale” and are stated at fair value based on quoted market prices, with the unrealized gains and losses, net of related tax effects, reported as a component of stockholders’ equity. We intend to maintain a liquid portfolio and have the ability to redeem our marketable securities at their carrying amounts. Therefore, all marketable securities at September 30, 2003 have been classified as current.

Foreign Currency and Derivative Instruments

     Assets and liabilities of our foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the actual current exchange rates prevailing at the time of each transaction. Gains and losses from the translation are included in accumulated other comprehensive income. Gains and losses resulting from remeasuring monetary asset and liability accounts of foreign subsidiaries for which the functional currency is the U.S. dollar are included in other expense, net. We incurred immaterial foreign currency remeasurement gains in the three months ended September 30, 2003 and 2002. We recorded foreign currency remeasurement losses of approximately $0.3 million and $0.1 million in the nine months ended September 30, 2003 and 2002, respectively.

     We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. The principal foreign currencies hedged were the British Pound, Japanese Yen and Euro. A foreign currency forward exchange contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. We do not designate foreign exchange forward contracts as accounting hedges and do not hold or issue financial instruments for speculative or trading purposes. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized in the current period. Unrealized gains and losses were insignificant for both the three and nine months ended September 30, 2003 and 2002.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. We calculate depreciation using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over their estimated useful life or the life of the lease, whichever is shorter.

     In connection with the renegotiation of a lease agreement, we sold and abandoned certain property and equipment resulting in cash proceeds of $1.9 million and a net gain of approximately $0.1 million during the three months ended September 30, 2003. Total net losses on the sale and disposal of fixed assets for the nine months ended September 30, 2003 and 2002 were $0.2 million and $1.8 million, respectively.

Software Development Costs

     SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires the capitalization of certain software development costs once technological feasibility is established. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, and the general availability of such software has been short and, accordingly, software development costs are expensed as incurred and are included in research and development costs.

     In accordance with the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, certain costs of computer software developed or obtained for internal use have been capitalized. The estimated useful life of the software costs capitalized is evaluated for each specific project and ranges from one to five years. We have capitalized costs in the amount of approximately $0.2 million for the three months ended September 30, 2003 and 2002, and approximately $0.9 million and $0.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Goodwill and Identifiable Purchased Intangibles

     Goodwill is stated at cost and identifiable purchased intangible assets are stated at cost less accumulated amortization. Goodwill is the excess of cost over fair value of the net assets acquired. All of our goodwill at September 30, 2003 is associated with acquisitions completed after June 30, 2001. Goodwill, including workforce intangibles that were subsumed into goodwill, arising from acquisitions that were completed after June 30, 2001 has not been amortized.

     The provisions of SFAS No. 142, Goodwill and Other Intangible Assets, require that goodwill and identifiable purchased intangible assets with indefinite useful lives be tested annually for impairment or more frequently if events and circumstances indicate that the assets might be impaired. We completed our annual impairment test during the quarter ended September 30, 2003 and did not record an impairment charge as a result. See Note 3 of notes to condensed consolidated financial statements for additional information related to our annual impairment test.

     Identifiable purchased intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to five years).

Long-lived Assets, Excluding Goodwill

     Our long-lived assets, excluding goodwill, consist of property and equipment and other purchased intangibles. We periodically review our long-lived assets for impairment in accordance with SFAS No. 144. For assets to be held and used, we initiate this review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted net cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

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

     The following table summarizes changes in our warranty reserve during the nine months ended September 30, 2003 (in thousands):

Balance as of December 31, 2002	$690
Provisions made during the period	199
Actual cost incurred during the period	(438)

Balance as of September 30, 2003	$451

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

     The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$881	$2,003	$(3,503)	$(158)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	813	—	2,633	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,725)	(9,551)	(30,107)	(43,470)

Pro forma net loss	$(7,031)	$(7,548)	$(30,977)	$(43,628)

Income (loss) per share:
Basic—as reported	$0.02	$0.05	$(0.07)	$(0.00)

Basic—pro forma	$(0.14)	$(0.19)	$(0.63)	$(1.10)

Diluted—as reported	$0.02	$0.05	$(0.07)	$(0.00)

Diluted—pro forma	$(0.14)	$(0.18)	$(0.63)	$(1.09)

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

     The following is a reconciliation of the number of shares used in both the basic and diluted income (loss) per share calculation and the pro forma diluted net loss per share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Shares used in basic income (loss) per share	49,866	39,760	49,143	39,527

Effect of dilutive potential common shares resulting from stock options	3,178	1,392	—	—

Shares used to compute diluted income (loss) per share	53,044	41,152	49,143	39,527

     Weighted average options to purchase 7,191,283 and 9,424,881 shares of common stock at prices ranging from $0.05 to $46.75 and $0.50 to $56.50 were outstanding during the three months ended September 30, 2003 and 2002, respectively, and 7,862,630 and 9,482,063 shares of common stock at prices ranging from $0.05 to $56.50 and $0.50 to $56.50 were outstanding during the nine months ended September 30, 2003 and 2002, respectively, but were excluded from the computation of diluted net loss per share if either the option’s exercise price was greater than the average market price of the common stock or inclusion of such options would have been anti-dilutive. Weighted average shares issuable upon conversion of convertible debt have been excluded for all periods presented because the inclusion of such shares would have been anti-dilutive.

Deferred Stock-based Compensation

     The Company recorded deferred stock-based compensation totaling approximately $7.3 million related to the acquisition of eRoom Technology, Inc. This amount is amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the individual options which range from 1 to 4 years.

Revenue Recognition

     Our revenue is derived from the sale of perpetual licenses for our enterprise content management solutions and related services, which include maintenance and support, consulting and education services. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related accounting literature. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is determined as being probable. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence of the fair value (VSOE) of the undelivered element until delivery occurs. If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We consider fees on transactions with payment terms of up to 270 days from the contract execution date to be fixed or determinable. In the event payment terms exceed 270 days, we recognize revenue when it becomes due and payable as we do not consider the fees to be fixed or determinable. We have a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions in arrangements with payment terms up to 270 days. License revenue from resellers or distributors is recognized, net of fees, when there is evidence of an arrangement with the end-user or we have executed a contract directly with the reseller or distributor which identifies the end-user, and all other revenue recognition criteria are met. We recognize revenue from sales of third party products on a gross basis if we participate in price negotiations, ship the products, and maintain collection risk of the receivable. Revenue from annual maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the contract. Revenue from consulting and training services are recognized as the services are performed and are typically on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization, modification, or development of the underlying software code.

Concentrations of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. We deposit substantially all of our cash with four financial institutions.

     As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting credit risk, default risk, and market risk. We place our investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.

     We generally do not require collateral for our accounts receivable and maintain reserves for potential credit losses. At September 30, 2003 and 2002, no one customer comprised 10% or more of accounts receivable.

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

Fair Value of Financial Instruments

     The fair value of our cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments. The fair values of our capital lease obligations approximate their carrying values based upon current market rates of interest. The fair value of our convertible debt was approximately $135.0 million, based on the quoted market price of the convertible debt on September 30, 2003.

Advertising

     We expense advertising costs as incurred. We have incurred an insignificant amount of advertising costs in the three months ended September 30, 2003 and expensed approximately $0.2 million in the three months ended September 30, 2002. Advertising expenses were approximately $0.2 million and $0.3 million for the nine months ended September 30, 2003 and 2002, respectively. Advertising expense is included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

Reclassifications

     Certain prior period amounts have been reclassified on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flow to conform to the current period presentation.

Note 3. Goodwill and Identifiable Purchased Intangible Assets

Goodwill

     The following table presents the changes in goodwill for our one reporting unit during the nine months ended September 30, 2003 (in thousands):

Balance as of December 31, 2002	$93,481
Effect of exchange rate change	497
Adjustments	(3,833)

Balance as of September 30, 2003	$90,145

     Adjustments to goodwill in the amount of approximately $3.8 million were primarily related to purchase price adjustments that were made in connection with the acquisitions that were consummated during the fourth quarter of fiscal 2002.

     The provisions of SFAS No. 142, Goodwill and Other Intangible Assets, require that goodwill and purchased intangible assets with indefinite useful lives be tested annually for impairment using a two-step process and more frequently if events and circumstances indicate that the assets might be impaired. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is required. The second step is performed if the carrying amount of reporting unit goodwill exceeds its implied fair value, then an impairment loss shall be recognized in an amount equal to that excess. We consider ourselves to be a single reporting unit and therefore any impairment is measured based upon the fair value of the business as a whole. During the quarter ended September 30, 2003, as part of our annual impairment test, we completed the first step of the impairment test measured as of August 1, 2003. This first test did not indicate impairment and, therefore, the second step of the impairment test was unnecessary.

Identifiable Purchased Intangible Assets

     Amortization of identifiable purchased intangible assets with finite lives was approximately $3.1 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively, and approximately $9.7 million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively. Of the approximately $9.7 million and $0.6 million of amortization expense recognized in the nine months ended September 30, 2003 and 2002, respectively, approximately $7.9 million and $0.4 million, respectively, related to the amortization of technology related identifiable purchased intangible assets and was included as cost of license revenue in the respective periods. The remaining amortization of approximately $1.8 million and $0.2 million, respectively, related to the amortization of non-technology related identifiable purchased intangible assets and was recognized as operating expense in the nine months ended September 30, 2003 and 2002, respectively.

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

     The following table summarizes the components of the above restructuring charge, the cash payments, non-cash activities, and the remaining accrual as of and for the nine months ended September 30, 2003 (in thousands):

	Severance
	and	Other
	Benefits	Charges	Total

First quarter 2003 restructuring charges	$1,245	$11,020	$12,265
Cash paid	(1,162)	(1,896)	(3,058)
Non-cash activity	—	15	15

Restructuring accrual balance as of September 30, 2003	$83	$9,139	$9,222

     The remaining reserve balance of $9.2 million relating to the restructuring charge recognized during the nine months ended September 30, 2003 consists of $2.6 million of current liabilities to be paid out during fiscal 2003 and in the first quarter of fiscal 2004 and $6.6 million of long-term liabilities related to the fair value of remaining lease obligations on excess facilities, net of sublease income, to be paid out through fiscal 2007.

     The remaining restructuring accrual relating to our restructuring activity in fiscal 2001 and 2002 of approximately $0.1 million relates to remaining facility costs net of sublease income. We expect to pay remaining facility obligations over the remaining lease terms, which expire in fiscal 2005.

Note 6. Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss)	$881	$2,003	$(3,503)	$(158)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available for sale investments	(97)	745	(125)	1,111
Foreign currency translation adjustment	11	133	734	932

Total comprehensive income (loss), net of tax	$795	$2,881	$(2,894)	$1,885

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

     Revenue is generally attributable to geographic areas based on the country in which the customer is domiciled. For the three and nine months ended September 30, 2003 and 2002, no single customer accounted for more than 10% of total revenue.

     Long-lived assets are attributable to geographic areas based on where the assets are located. The following table presents a breakdown of total revenue and long-lived assets by geographic region (in thousands):

		Total Cost of	Long-Lived
	Total Revenue	Revenue	Assets

As of and for the three months ended September 30, 2003:
North America	$48,904	$14,505	$123,933
EMEA	21,141	5,679	1,750
Asia/Pacific	3,036	1,430	856
Other	385	59	—

Total	$73,466	$21,672	$126,539

		Total Cost of	Long-Lived
	Total Revenue	Revenue	Assets

As of and for the three months ended September 30, 2002:
North America	$33,047	$8,966	$33,195
EMEA	18,594	4,705	2,404
Asia/Pacific	3,983	863	729
Other	703	57	—

Total	$56,327	$14,591	$36,328

		Total Cost of	Long-Lived
	Total Revenue	Revenue	Assets

As of and for the nine months ended September 30, 2003:
North America	$130,207	$38,039	$123,933
EMEA	66,996	17,174	1,750
Asia/Pacific	9,978	3,907	856
Other	1,499	218	—

Total	$208,680	$59,337	$126,539

		Total Cost of	Long-Lived
	Total Revenue	Revenue	Assets

As of and for the nine months ended September 30, 2002:
North America	$98,214	$27,944	$33,195
EMEA	54,150	13,689	2,404
Asia/Pacific	7,468	2,038	729
Other	1,065	84	—

Total	$160,897	$43,755	$36,328

Note 8. Subsequent Event

     On October 13, 2003, Documentum entered into an Agreement and Plan of Merger, or merger agreement, by and among EMC Corporation, Elite Merger Corporation, a wholly owned subsidiary of EMC, and Documentum. Pursuant to the merger agreement, Elite Merger Corporation will merge with and into Documentum, with the result that Documentum shall be the surviving corporation and shall become a wholly owned subsidiary of EMC. As a result of the merger, each share of Documentum common stock issued and outstanding immediately prior to the effective time of the merger shall be converted into the right to receive 2.175 shares of EMC common stock. In addition, EMC will assume all options or other rights to purchase capital stock of Documentum outstanding under Documentum’s existing stock option plans, including Documentum’s stock purchase plans (other than options granted under the 1995 Non-Employee Directors’ Stock Option Plan) and Documentum’s convertible debt. The stock options granted under the 1995 Non-Employee Directors’ Stock Option Plan will accelerate and fully vest immediately prior to the effective time of the merger and, if not exercised prior to the merger, will be cancelled. The consummation of the merger is subject to the approval of the stockholders of Documentum, expiration or termination of certain waiting periods under United States and applicable foreign antitrust laws, the declaration of effectiveness of the Registration Statement on Form S-4 filed by EMC with the Securities and Exchange Commission and other customary closing conditions. In addition, if the merger is terminated under specified circumstances, Documentum may be required to pay EMC a termination fee under the merger agreement in the amount of $55.0 million, plus expenses. This termination fee could discourage other potential acquirors from seeking to enter into a business combination with Documentum. Under certain other circumstances, if the merger is not completed, Documentum may be required to pay the EMC’s fees and expenses, up to $2.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements regarding our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption “Risk Factors”. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. Readers are also urged to carefully review and consider disclosures made in the Joint Proxy Statement/Prospectus contained in the Registration Statement filed on Form S-4 by EMC Corporation on October 28, 2003 (File No. 333-110017) regarding our proposed merger with EMC.

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

     In 2000 and 2001, we introduced four packaged solutions (formerly called “Editions” by us) based on our 4i platform. These solutions — Web Content Management, Portal Content Management, B2B Content Management, and Compliance Content Management — offer a tailored mix of core technology from Documentum 4i that can manage volumes of content. Early in 2002, a fifth solution — Digital Asset Management — was released, and later in the year we introduced Documentum 5, the next version of our ECM platform, which enables collaboration, communication, compliance and knowledge-sharing on a global scale. Incorporated within the newly released Documentum 5 platform are two of our newest products — Documentum eRoom Enterprise and Documentum Records Manager. Documentum eRoom Enterprise is the foundation of the now available Collaboration solution, which brings together people, processes, and content with a digital, collaborative workplace. Enterprise Records Management solution was also introduced, featuring Documentum Records Manager as an integrated records management solution that equips organizations to create, safeguard, and access necessary records, relate them to relevant business content, and archive or destroy records according to system-enforced administrative, regulatory, or legal rules. We continue to invest in research and development in order to update our family of products and expand our market focus to deliver products to provide an ECM solution for customers, partners, and employees.

     We will continue to license and support the Documentum 4i platform, however, we expect that license and service revenue from Documentum 5 and newer product offerings will account for substantially all of our revenue for the foreseeable future.

     On October 13, 2003, Documentum entered into an Agreement and Plan of Merger, or merger agreement, by and among EMC Corporation, Elite Merger Corporation, a wholly owned subsidiary of EMC, and Documentum. Pursuant to the merger agreement, Elite Merger Corporation will merge with and into Documentum, with the result that Documentum shall be the surviving corporation and shall become a wholly owned subsidiary of EMC. As a result of the merger, each share of Documentum common stock issued and outstanding immediately prior to the effective time of the merger shall be converted into the right to receive 2.175 shares of EMC common stock. In addition, EMC will assume all options or other rights to purchase capital stock of Documentum outstanding under Documentum’s existing stock option plans, including Documentum’s stock purchase plans and Documentum’s convertible debt. The consummation of the merger is subject to the approval of the stockholders of Documentum, expiration or termination of certain waiting periods under United States and applicable foreign antitrust laws, the declaration of effectiveness of Form S-4 registration statement filed by EMC with the Securities and Exchange Commission, and other customary closing conditions. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. There can be no assurance that the closing conditions to the merger will be met or that the transaction will be consummated. If the transaction is not consummated, Documentum’s business could be substantially harmed due to the pendancy of the transaction.

     For more information concerning the merger and related transactions, including risks and uncertainties related to the merger and these transactions, please see the Registration Statement on Form S-4 filed by EMC with the SEC in connection with the merger (File No. 333-110017). Documentum stockholders as of the record date for voting on the merger will also receive a proxy statement/prospectus, which is a part of the Form S-4. The proxy statement/prospectus contains important information about the merger and Documentum stockholders are urged to review it carefully.

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

Revenue Recognition

     Our revenue is derived from the sale of perpetual licenses for our enterprise content management solutions and related services, which include maintenance and support, consulting and education services. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related accounting literature. Revenue from license arrangements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is determined as being probable. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element until delivery occurs. If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We consider fees on transactions with payment terms of up to 270 days from the contract execution date to be fixed or determinable. In the event payment terms exceed 270 days, we recognize revenue when it becomes due and payable as we do not consider the fees to be fixed or determinable. We have a history of successfully collecting under the original payment terms for transactions with similar types of customers and similar economics, without providing concessions in arrangements with payment terms up to 270 days. License revenue from resellers or distributors is recognized, net of fees, when there is evidence of an arrangement with the end-user or we have executed a contract directly with the reseller or distributor which identifies the end-user, and all other revenue recognition criteria are met. We recognize revenue from sales of third party products on a gross basis if we participate in price negotiations, ship the products, and maintain collection risk of the receivable. Revenue from annual maintenance and support agreements is deferred and recognized on a straight-line basis over the term of the contract. Revenue from consulting and training services is recognized as the services are performed and are typically on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization, modification, or development of the underlying software code.

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

Goodwill and Identifiable Purchased Intangibles

     Goodwill and identifiable purchased intangible assets are stated at cost less accumulated amortization. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested annually for impairment using a two-step process and more frequently if events and circumstances indicate that the assets might be impaired in accordance with the provisions of SFAS No. 142. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is required. The second step is performed if the carrying amount of reporting unit goodwill exceeds its implied fair value, then an impairment loss shall be recognized in an amount equal to that excess. We consider ourselves to be a single reporting unit and therefore any impairment is measured based upon the fair value of the business as a whole. During the quarter ended September 30, 2003, as part of our annual impairment test, we completed the first step of the impairment test measured as of August 1, 2003. This first test did not indicate impairment and, therefore, the second step of the impairment test was unnecessary.

     Identifiable purchased intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned were one to five years) and reviewed for impairment in accordance with SFAS No. 144.

Long-lived Assets, Excluding Goodwill

     Our long-lived assets consist of property and equipment and other acquired intangibles, excluding goodwill. We periodically review our long-lived assets for impairment in accordance with SFAS No. 144. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted net cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

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

Results of Operations

     The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
License	49%	51%	49%	50%
Service	51%	49%	51%	50%

Total revenue	100%	100%	100%	100%

Cost of revenue:
License	8%	4%	7%	4%
Service	21%	22%	21%	23%

Total cost of revenue	29%	26%	28%	27%

Gross profit	71%	74%	72%	73%

Operating expense:
Sales and marketing	39%	42%	41%	44%
Research and development	15%	16%	17%	17%
General and administrative	10%	11%	11%	12%
Restructuring costs	—	—	6%	—
Amortization of purchased intangibles	1%	—	1%	—

Total operating expense	65%	69%	75%	73%

Income (loss) from operations	6%	5%	(3%)	—
Interest income	2%	3%	2%	2%
Interest expense	(2%)	(3%)	(2%)	(2%)
Other expense, net	(1%)	—	—	—

Income (loss) before income taxes	5%	5%	(4%)	—
Provision for (benefit from) income taxes	4%	1%	(2%)	—

Net income (loss)	1%	4%	(2%)	—

As a Percentage of Related Revenue:
Cost of license revenue	15%	9%	15%	8%
Cost of service revenue	43%	44%	42%	47%

Revenue

     During the three months ended September 30, 2003 revenue increased over the comparable period a year ago as a result of growth in demand for our products driven by our ability to successfully provide the ECM solutions required by organizations’ software infrastructure needs. Our success in the growing ECM space is attributed to several factors, including our ability to address enterprise content management needs as a result of heightened compliance and regulatory standards across several industries and the ability to offer a comprehensive suite of content management products. Through research and development and acquisition activity completed in fiscal 2002, we have expanded the breadth of our ECM platform.

     The five core solutions that make up our enterprise content management offering — Enterprise Document Management, Web Content Management, Digital Asset Management, Collaboration, and Records Management have been historically marketed and sold in two key geographic regions: the United States and the Europe, Middle East and Africa (EMEA) region.

     We continue to grow our customer list, as evidenced by the addition of 64 new customers in the three months ended September 30, 2003. The addition of these customers brings our total customer count to more than 2,700. In addition, we closed seven deals of over $1.0 million each in total license and service revenue in the current quarter.

License Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

License revenue	$36.0	$28.9	25%	$103.1	$81.0	27%
Percentage of total revenue	49%	51%		49%	50%

     License revenue increased in absolute dollars in both the three and nine months ended September 30, 2003, as compared to the same periods in 2002. The increase in absolute dollars in both periods presented was due to an increase in the number of licenses sold to new customers and an increase in the number of existing customers who purchased additional products. The increase in demand was driven by an increase in enterprise requirements for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration. Additionally, the increase in the current period is driven by incremental revenue generated by the records management and collaboration technology that has been recently integrated into our product suite as a result of our acquisition activity in the fourth quarter of fiscal 2002. License revenue as a percentage of total revenue decreased in the three and nine months ended September 30, 2003, as compared to the same periods in 2002. The decrease in license revenue as a percentage of total revenue was due to the increase in service revenue in the three and nine months ended September 30, 2003 as described in the “Service Revenue” section. Sales to one customer in multiple transactions accounted for $5.8 million, or 16%, of license revenue for the three months ended September 30, 2003. Sales to one customer accounted for $7.2 million, or 25%, of total license revenue in the same period last year. No customer accounted for greater than 10% of total license revenue for the nine months ended September 30, 2003 and 2002.

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

     International license revenue represented 31% and 46% of total license revenue for the three months ended September 30, 2003 and 2002, respectively, and 40% and 46% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in international revenue as a percentage of license revenue in both comparable periods presented was primarily due to a decrease in license revenue in the EMEA region. The EMEA region contributed 22% and 29% of license revenue in the three and nine months ended September 30, 2003, respectively, as compared to 31% and 37%, respectively, in the comparable periods a year ago. The decrease in license revenue in EMEA as a percentage of total license sales for the three months ended September 30, 2003 is primarily attributed to the lack of large sales transactions as well as decreased demand overseas due to seasonality. The decrease in license revenue in EMEA as a percentage of total license sales for the nine months ended September 30, 2003 is primarily due to the strong performance of our collaboration offering in North America relating to the eRoom acquisition as well as the lack of large sales transactions and decreased demand overseas due to seasonality as described above in the quarter ended September 30, 2003.

     Our customers include several of our vendors and, on occasion, we have purchased goods or services for our operations from these vendors at or about the same time we have licensed our software to these same organizations (a “concurrent transaction”). Concurrent transactions are separately negotiated, settled in cash, and recorded at terms we consider to be arm’s length. We recognized no such transactions during the three and nine months ended September 30, 2003. We recognized approximately $0.2 million and $2.3 million of software license revenue from concurrent transactions in the three and nine months ended September 30, 2002, respectively.

     During the quarter ended September 30, 2003, we completed several transactions with financial institutions including a transaction in which Morgan Stanley & Co., a customer since 1997, entered into an agreement to license additional software products for its internal use. The aggregate amount of the contract was approximately $1.2 million, $1.0 million of which was recognized as revenue for the quarter. Separately, subsequent to the end of the quarter, we entered into an engagement letter with Morgan Stanley & Co. pursuant to which Morgan Stanley provided financial advisory services and a financial opinion in connection with the proposed acquisition of us by EMC Corporation.

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

Service Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Service revenue	$37.5	$27.4	37%	$105.5	$79.9	32%
Percentage of total revenue	51%	49%		51%	50%

     Service revenue includes revenue from consulting, education services, and maintenance and support.

     Service revenue increased in absolute dollars and as a percentage of total revenue for the three and nine months ended September 30, 2003, as compared to the same periods a year ago. The 37% increase in the three months ended September 30, 2003 was comprised of a 25% increase in maintenance revenue, 11% increase in consulting revenue and a 1% increase in training revenue. The 32% increase in the nine months ended September 30, 2003 consisted of a 24% increase in maintenance revenue, 7% increase in consulting revenue and a 1% increase in training revenue. The increase in overall service revenue in both periods presented was attributable to additional maintenance fees associated with sales of new software licenses, renewals by our existing customers as well as the assumption of customers and additional maintenance renewals as a result of our acquisition activities.

     Fluctuations in our license revenue typically impact our consulting and education service revenue in future periods since these types of revenue are typically derived from license revenue. Accordingly, the increase in consulting and education service revenue in the three and nine months ended September 30, 2003 is primarily due to greater license revenue seen in the first nine months of fiscal 2003 as well as in the fourth quarter of fiscal 2002 as compared to the first nine months of fiscal 2002 and the fourth quarter of fiscal 2001.

     The continued growth of our consulting revenue depends in large part on the growth of our software license revenue and customer deployment methodologies, while the growth of our maintenance revenue depends on the growth of our software license revenue coupled with the renewals of maintenance agreements by our existing installed base. With the release of Documentum 5 in the latter part of fiscal 2002, the new functionality acquired through our acquisition activity, and other new generation platform functionality, we expect that demand from our installed base and new customers for consulting, education and maintenance services will increase over the next several quarters.

Cost of Revenue

Cost of License Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Cost of license revenue	$5.5	$2.5	120%	$15.1	$6.4	136%
Percentage of license revenue	15%	9%		15%	8%

     Cost of license revenue consists of amortization of technology-related identifiable purchased intangibles, royalties paid to third-party vendors, packaging, documentation, production, and freight costs. Royalties, which are paid to third parties for selected products, are both fixed and variable.

     Cost of license revenue increased in absolute dollars and as a percentage of the associated license revenue in both the three and nine months ended September 30, 2003, as compared to the same periods in 2002. Of the 120% increase in the three months ended September 30, 2003, 99% was related to the recognition of amortization expense for our technology-related identifiable purchased intangibles, which were acquired in the fourth quarter of fiscal 2002. Of the 136% increase in the nine months ended September 30, 2003, 120% was related to the same amortization expense. The remaining increase in both periods presented was driven by the variable cost of increased license revenue and in the third-party product mix being sold, as compared to the same periods a year ago.

     We expect the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue fluctuates.

Cost of Service Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Cost of service revenue	$16.1	$12.1	33%	$44.2	$37.4	18%
Percentage of service revenue	43%	44%		42%	47%

     Cost of service revenue consists primarily of royalties paid to third-party vendors for maintenance arrangements, personnel-related and third party contractor costs incurred in providing consulting services, education services and maintenance services to customers, which includes telephone support costs.

     Cost of service revenue increased in absolute dollars in both the three and nine months ended September 30, 2003, as compared to the same periods in 2002. The 33% and 18% increase in the three and nine months ended September 30, 2003, respectively, was primarily attributable to a 17% and 12% increase in variable cost as a result of the increase in service revenue for the three and nine months ended September 30, 2003, respectively. Of the remaining increase for the three and nine months ended September 30, 2003, as compared to the same periods a year ago, 11% and 9%, respectively, was due to an increase in compensation and related benefits associated with headcount increase, including personnel from our acquisitions of TrueArc and eRoom in November and December of 2002, respectively. In addition, the 18% increase in the nine months ended September 30, 2003 was offset by a 4% decrease in maintenance royalties due to $1.9 million of benefit that we recognized during the nine months ended September 30, 2003. The benefit was a result of renegotiated third-party contracts with existing vendors which resulted in the release of $1.9 million of obligations that were accrued in previous periods and included in accrued liabilities. The remaining 5% and 3% variance for both periods presented were due to various individually insignificant fluctuations.

     We expect the cost of service revenue to fluctuate in absolute dollar amount and as percentage of overall service revenue as the related service revenue fluctuates.

Operating Expenses

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Sales and marketing expenses	$28.6	$23.8	20%	$85.4	$70.4	21%
Percentage of total revenue	39%	42%		41%	44%

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

     Sales and marketing expenses increased in absolute dollars in the three and nine months ended September 30, 2003, as compared to the same periods in 2002. Of the 20% increase in the three months ended September 30, 2003, 15% was due to an increase in compensation and related benefits associated with additional headcount, including personnel from our acquisitions of TrueArc and eRoom in November and December of 2002, respectively. Of the remaining increase, 4% was due to an increase in commissions related to an increase in license revenue, and the remaining 1% was a result of insignificant individual fluctuations.

     Of the 21% total increase for the nine months ended September 30, 2003, 14% was due to an increase in compensation and related benefits associated with additional headcount, including personnel from our acquisitions of TrueArc and eRoom in November and December of 2002, respectively. Of the remaining increase, 5% was due to an increase in commissions related to an increase in license revenue, and the remaining 2% was a result of insignificant individual fluctuations.

     Sales and marketing as a percentage of total revenue in the three and nine months ended September 30, 2003 decreased as compared to the comparable periods in 2002. The decrease in the percentages was principally the result of an increase in total revenue and management’s cost control initiatives designed to decrease spending in a number of discretionary areas.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

Research and development expenses	$11.2	$8.9	26%	$34.5	$27.7	25%
Percentage of total revenue	15%	16%		17%	17%

     Research and development expenses consist of salaries and benefits for software developers, contracted development efforts, as well as an allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as amortization of deferred stock-based compensation, corporate insurance, corporate taxes, facilities, telephone and others.

     Research and development expenses increased in absolute dollars in the three and nine months ended September 30, 2003, as compared to the same periods in 2002. Of the 26% and 25% increases in the three and nine months ended September 30, 2003, respectively, 20% and 22% was due, respectively, to an increase in compensation and related benefits associated with additional headcount, including personnel from our acquisitions of TrueArc and

eRoom in November and December of 2002, respectively. The remaining 6% and 3% variance for both periods presented were due to various individually insignificant fluctuations.

     The decrease in research and development costs as a percentage of total revenue in the three and nine months ended September 30, 2003, as compared to the same periods in 2002, was due to an increase in worldwide revenue.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
($ in millions)	2003	2002	Change	2003	2002	Change

General and administrative expenses	$7.1	$6.0	18%	$21.9	$18.2	20%
Percentage of total revenue	10%	11%		11%	12%

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

     General and administrative expenses increased in absolute dollars in the three and nine months ended September 30, 2003, as compared to the same periods in 2002. The 18% increase in the three months ended September 30, 2003, was primarily due to an increase in staffing, including personnel from our acquisitions of TrueArc and eRoom in November and December of 2002, respectively, necessary to manage and support our growth. Consequently, compensation and related benefits increased. Of the 20% increase in the nine months ended September 30, 2003, 16% was due to the increase in compensation and benefits as described above. The remaining 4% increase was due to various individually insignificant fluctuations.

     The decrease in general and administrative costs as a percentage of total revenue in the three and nine months ended September 30, 2003, as compared to the same periods in 2002, was due to management’s cost control initiatives designed to decrease spending in a number of discretionary areas as well as an increase in overall revenue.

Restructuring Costs

     In January 2003, we adopted SFAS No. 146 which provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred and establishes that fair value is the means for initial measurement of the liabilities. During the first quarter of 2003, we recognized approximately $11.0 million in estimated costs, net of sublease income, in the United States and Europe as a result of abandoning certain facilities. Approximately $10.1 million of the estimated costs are related to one large facility in Europe that management has determined would not be utilized going forward. We worked with external real estate experts in each of the markets where the properties are located to determine the best estimate of sublease income. We did not estimate any sublease income in connection with our exit of the facility in Europe that resulted in a $10.1 million restructuring charge. This determination was based on the various restrictions that are included in the existing lease agreement that limit our ability to sublease the facility. This determination was also impacted by current and forecasted commercial real estate rates in the area. We anticipate future cost savings related to this facility of approximately $0.5 million per quarter through the expiration of the lease in December of 2007.

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

     The following table summarizes the components of the above restructuring charge, the cash payments, non-cash activities, and the remaining accrual as of and for the nine months ended September 30, 2003 (in thousands):

	Severance
	and	Other
	Benefits	Charges	Total

First quarter 2003 restructuring charges	$1,245	$11,020	$12,265
Cash paid	(1,162)	(1,896)	(3,058)
Non-cash activity	—	15	15

Restructuring accrual balance as of September 30, 2003	$83	$9,139	$9,222

     The remaining reserve balance of $9.2 million relating to the restructuring charge we recognized during the nine months ended September 30, 2003 consists of $2.6 million of current liabilities to be paid out during fiscal 2003 and in the first quarter of fiscal 2004 and $6.6 million of long-term liabilities related to the fair value of remaining lease obligations on excess facilities, net of sublease income, to be paid out through fiscal 2007.

     The remaining restructuring accrual relating to our restructuring activity in fiscal 2001 and 2002 of approximately $0.1 million relates to remaining severance and benefits and facility costs, net of sublease income. We expect that the remaining severance and benefits will be paid in fiscal 2003 and the remaining facility obligations are expected to be paid in fiscal 2005.

Amortization of Purchased Intangibles

     Amortization of purchased intangible assets recorded in cost of license revenue was approximately $2.5 million and $7.9 million in the three and nine months ended September 30, 2003, respectively, as compared to approximately $0.1 million and $0.3 million in the three and nine months ended September 30, 2002, respectively. This amortization was related to the value of developed technology-related identifiable purchased intangibles.

     Amortization of purchased intangible assets recorded in operating expenses was approximately $0.6 million and $1.8 million in the three and nine months ended September 30, 2003, respectively, as compared to approximately $0.1 million and $0.2 million in the three and nine months ended September 30, 2002, respectively. This amortization was related to the value of non-technology-related assets, such as contracts and non-compete agreements, and were acquired in connection with the eRoom, TrueArc and other previously completed acquisitions.

Interest Income

     Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities. Interest income decreased by $0.4 million, or 22%, to $1.2 million in the three months ended September 30, 2003, as compared to $1.6 million in the comparable period in 2002. The $0.4 million decrease in the three months ended September 30, 2003, in interest income earned on our cash and cash equivalents and short-term investments was due primarily to the continuing decline in the yield on new investments as earlier investments mature. Interest income increased by $0.5 million, or 15%, to $4.0 million for the nine months ended September 30, 2003, as compared to $3.5 million for the comparable period in 2002. The increase was due to higher average cash balances throughout the current period.

Interest Expense

     Interest expense consists primarily of amortization of issuance costs and fixed interest obligations related to our outstanding convertible debt as well as interest paid on capital lease obligations. Interest expense was $1.6 million and $4.8 million in the three and nine months ended September 30, 2003, respectively, as compared to $1.6 million and $3.2 million, respectively, in the comparable periods in 2002. The interest expense in all periods presented was primarily a result of the obligations related to our outstanding convertible debt, which was issued in April of 2002.

Other Expense, net

     Other expense, net consists primarily of items such as foreign exchange gains and losses and gains and losses on the sale and disposal of fixed assets. Other expense, net was $0.2 million and $0.1 million in the three months ended

September 30, 2003 and 2002, respectively. The $0.2 million of other expense, net in the current period is composed of losses on the disposal of fixed assets in the amount of $0.8 million offset by gains on the sale of leasehold improvements in connection with a facility lease amendment in the amount of $0.9 million. This lease amendment is described in further detail below in Liquidity and Capital Resources. Foreign exchange gains and losses were immaterial for the current period. Other expense, net was $0.4 million for the nine months ended September 30, 2003, as compared to $0.2 million for the comparable period in 2002. The increase was due to the activity incurred in the current period as described above.

     To date, our international sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. However, for transactions that are initiated in the United States that are denominated in a foreign currency, we have entered into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risk as the exposure to currency fluctuations has been significant.

Income Taxes

     Income tax provision and benefit for the interim periods is based on an estimate of the effective annual income tax rates expected to apply for the fiscal year. Our effective tax rate was 77% and 53% for the three and nine months ended September 30, 2003, respectively, as compared to an effective tax rate of 30% in both the comparable periods in 2002. The effective tax rate for the three months ended September 30, 2003 is higher than the estimated annual income tax rate due to a revision in the estimated annual effective income tax rate which occurred during the third quarter.

     The estimated annual income tax rate is greater than in the prior year as a result of the non-deductible lease loss provision of approximately $11.0 million that was recognized as part of our restructuring activity in the nine months ended September 30, 2003. The estimated annual effective tax rate can also vary as a result of differences between our estimated and actual results of operations. Our estimated annual tax rate can also vary if our estimate of the mix of domestic and international income differs from our actual results.

Liquidity and Capital Resources

     Since 1993, we have financed our operations primarily through the sale of stock, cash generated from operations and the issuance of convertible debt.

     In February 1996, we completed our initial public offering, selling 2,058,000 shares of our common stock and receiving net proceeds of approximately $45 million. In October 1997, we completed a secondary public offering, selling 1,115,700 shares of our common stock and received net proceeds of approximately $31 million.

     On April 5, 2002, we sold $125.0 million (the “face value”) in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. We received proceeds of $121.3 million, net of underwriter debt issuance costs of $3.7 million. We also incurred debt issuance costs totaling $0.4 million comprised of legal, accounting, and various other fees relating to the debt offering. Holders of the Notes are entitled at any time after April 5, 2002, and before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, to convert the Notes into shares of common stock at a conversion price of $30.02 per share. The Notes will be limited to $125.0 million aggregate principal amount. The Notes may be redeemed by us on or after April 5, 2005. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. We recognized $1.6 million and $4.8 million of interest expense, which included amortization of debt issuance costs, in the three and nine months ended September 30, 2003, respectively. As of September 30, 2003, our debt obligation totaled $125.0 million.

     The indenture under which the Notes were issued provides that an event of default will occur if (i) we fail to pay principal or premium on the Notes, (ii) we fail to pay interest on the Notes and fail to cure such non-payment within 30 days, (iii) we fail to perform any other covenant that is required of us in the indenture and the failure is not cured or waived within 60 days, or (iv) we or one of our significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $10.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 30 days after notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding Notes may declare the principal amount of the Notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization (involving us or any of our significant subsidiaries) will constitute an event of default under the indenture and, in that case, the principal amount of the Notes will automatically become due and payable. To the extent we are required to repay the Notes prior to the maturity date as a result of an event of default, such repayment will negatively impact our liquidity. There have been no events of default through September 30, 2003.

     At September 30, 2003, our principal sources of liquidity consisted of approximately $283.3 million of cash and cash equivalents and marketable securities, compared to approximately $253.1 million at December 31, 2002. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors. We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

     Cash provided by operating activities was approximately $22.3 million and $12.1 million for the nine months ended September 30, 2003 and 2002, respectively. The approximate $22.3 million of cash provided by operations in the nine months ended September 30, 2003 was primarily attributable a net increase in operating assets and liabilities of approximately $1.8 million and adjustments for non-cash activities of approximately $24.0 million, offset by our net loss of approximately $3.5 million. The following notable financial statement changes that impact our cash and liquidity were noted on the balance sheet as of September 30, 2003:

•	Accrued liabilities decreased by approximately $27.1 million in the nine months ended September 30, 2003 due to the payment of obligations assumed as a result of our 2002 acquisition activity in the amount of approximately $12.4 million, decreases in taxes payable of approximately $6.4 million, accrued royalties of approximately $2.3 million, accrued commissions of approximately $2.2 million, accrued convertible debt interest of approximately $1.4 million, and various other net decreases of approximately $2.4 million.

•	Accounts payables decreased by approximately $6.0 million in the nine months ended September 30, 2003 due mainly to the timing of payments to vendors.

•	Deferred revenue increased by approximately $7.4 million in the nine months ended September 30, 2003 as a result of growth in maintenance revenue from a larger installed base of customers receiving ongoing maintenance and support services. This larger installed base is a result of continued growth through new product sales as well as customers added in connection with recent acquisitions.

     The following notable financial statement change was noted on the balance sheet as of September 30, 2003, however, this change did not have an immediate impact on our cash or liquidity:

•	Other long-term liabilities increased by approximately $6.5 million in the nine months ended September 30, 2003 primarily as result of an accrual for long-term lease obligations related to restructuring activity conducted in the first quarter of 2003.

     The approximate $12.1 million of cash provided by operations in the nine months ended September 30, 2002 was driven by a decrease in operating assets and liabilities of approximately $3.4 million and an increase in net non-cash related expenses of approximately $15.7 million, offset by our net loss of approximately $0.2 million.

     Cash used in investing activities was approximately $45.3 million and $117.4 million for the nine months ended September 30, 2003 and 2002, respectively. The approximate $45.3 million of cash used in investing activities during the nine months ended September 30, 2003 was primarily related to the net purchase of marketable securities of approximately $31.1 million, payments of obligations related to business acquisitions of approximately $12.1 million, purchases of property and equipment of approximately $4.0 million and proceeds from sales of property and equipment of approximately $1.9 million. The approximate $117.4 million of cash used in investing activities during the nine months ended September 30, 2002 was primarily related to the net purchase of marketable securities of approximately $111.9 million, purchases of property and equipment of approximately $4.3 million and approximately $1.2 million used in acquisition activity.

     Cash provided by financing activities was approximately $20.9 million and $131.8 million in the nine months ended September 30, 2003 and 2002, respectively. Cash provided by financing activities in the nine months ended September 30, 2003 was a result of proceeds from the issuance of common stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan. Of the $131.8 million of cash provided by financing activities in the nine months ended September 30, 2002, $121.3 million was a result of proceeds from our convertible debt offering and the remaining $10.5 million was primarily related to proceeds from the issuance of common stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan

     At September 30, 2003, we had net working capital of approximately $263.8 million, as compared to approximately $217.9 million at December 31, 2002. The working capital increase of $45.9 million was driven by increases to marketable securities of approximately $30.6 million and other current assets of approximately $1.7 million, and a decrease in accrued liabilities of approximately $27.0 million, offset by increases in deferred revenue of approximately $7.4 million and accounts payable of approximately $6.0 million.

     In June 1998, we signed an agreement to lease approximately 122,000 square feet and 63,000 square feet in Pleasanton, California beginning in June 1999 and November 1999, respectively, and expiring in May 2005 and March 2006, respectively. In January 2000, we signed an amendment to the existing leases, which provides for the rental of an additional 37,138 square feet of space, beginning July 2000 and expiring in March 2006. In July 2001, we signed an amendment to the existing leases, which provides for the rental of an additional 13,975 square feet of space, beginning July 2001 and expiring in March 2005. In September 2003, we signed an amendment to renegotiate the existing leases, whereby transferring 37,138 rentable square feet back to the lessor and extending the lease at a more beneficial rate into the year 2013. As a result of the lease amendment, we recognized an operating savings of approximately $0.6 million. Additionally, we also sold certain leasehold improvements in connection with this facility lease amendment realizing cash proceeds of approximately $1.9 million. The Pleasanton, California space serves as our headquarters and contains the principal administrative, engineering, marketing, and sales facilities.

     In October 1997, we signed an agreement to lease approximately 24,000 square feet in Middlesex, United Kingdom beginning in October 1997 and expiring in April 2013. In September 2001, we signed an agreement to lease an additional 35,000 square feet in Middlesex, United Kingdom beginning in September 2001 and expiring in December 2007. These facilities serve as our principal European administrative, engineering, marketing and sales facilities. The remaining lease obligation of approximately $11.1 million for the additional leased space has been discounted to its net present value and is currently included in accrued liabilities as of September 30, 2003.

     In December 2002, we assumed, through the acquisition of eRoom Technology, Inc., an agreement to lease approximately 34,000 square feet in Cambridge, Massachusetts. The lease expires in June of 2005. This facility serves as supplemental administrative, engineering, marketing, and sales space.

     As a result of the pending merger with EMC, we have incurred certain expenses totaling approximately $15.0 million in fees and expenses to our financial and legal advisors and our accountants. A portion of these fees will be due only if the merger with EMC is consummated. If the merger is not consummated, we may be obligated under certain circumstances to pay EMC a termination fee of $55.0 million and reimburse EMC for certain expenses associated with the merger up to $2.5 million.

     The following summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period

Contractual Cash Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Convertible debt obligation	$125,000	$—	$—	$125,000	$—
Non-cancelable operating lease obligations	69,463	13,695	16,940	12,570	26,258
Convertible debt interest obligation	19,688	5,625	11,250	2,813	—
Liabilities related to excess facilities	9,310	2,560	3,224	3,526	—
Severance liability related to eRoom acquisition	41	41	—	—	—
Capital lease obligations	12	12	—	—	—

Total Contractual Cash Obligations	$223,514	$21,933	$31,414	$143,909	$26,258

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

RISK FACTORS

Risks Related to the Proposed Merger with EMC

     Our proposed merger with EMC involves a high degree of risk, including the following risks.

     The anticipated benefits of combining EMC and Documentum may not be realized. EMC and Documentum entered into the merger agreement with the expectation that the merger will result in various benefits including, among other things, benefits relating to enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies. There can be no assurance that EMC and Documentum will realize any of these benefits or that the merger will not result in the deterioration or loss of significant business of the combined company. Costs incurred and liabilities assumed in connection with the merger, including pending and threatened disputes and litigation, could have a material adverse effect on the combined company’s business, financial condition and operating results.

     EMC may have difficulty and incur substantial costs in integrating Documentum. Integrating EMC and Documentum will be a complex, time-consuming and expensive process, particularly in the context of the integration by EMC of LEGATO Systems, Inc., which EMC acquired on October 20, 2003. Before the merger, EMC and Documentum operate independently, each with its own business, products, customers, employees, culture and systems.

     The combined company may face substantial difficulties, costs and delays in integrating EMC and Documentum. These factors may include:

•	potential difficulty in leveraging the value of the separate technologies of the combined company;

•	perceived adverse changes in product offerings available to customers or customer service standards, whether or not these changes do, in fact, occur;

•	costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties;

•	charges to earnings resulting from the application of purchase accounting to the transaction;

•	the geographic distance between EMC’s and Documentum’s sites;

•	diversion of management resources from the business of the combined company;

•	potential incompatibility of business cultures;

•	potential losses of key employees due to perceived uncertainty in career opportunities, compensation levels and benefits;

•	the retention of existing customers of each company;

•	reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;

•	retaining and integrating management and other key employees of the combined company; and

•	coordinating infrastructure operations in a rapid and efficient manner.

     After the merger, EMC and Documentum may seek to combine certain operations and functions using common information and communication systems; operating procedures; financial controls; and human resource practices, including training, professional development and benefit programs. EMC and Documentum may be unsuccessful in implementing the integration of these systems and processes.

     Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are also outside the control of either company. The failure to timely and efficiently integrate EMC and Documentum could have a material adverse effect on the combined company’s business, financial condition and operating results.

     The value of the shares of EMC common stock that Documentum stockholders receive in the merger will vary as a result of the fixed exchange ratio and fluctuations in the price of EMC’s common stock. At the effective time of the merger, each outstanding share of Documentum common stock will be converted into the right to receive 2.175 shares of EMC common stock. The ratio at which the shares will be converted is fixed and any changes in the price of EMC common stock will affect the value of the consideration that Documentum stockholders receive in the merger such that if the price of EMC common stock declines prior to completion of the merger, the value of the merger consideration to be received by Documentum stockholders will decrease. Stock price variations could be the result of changes in the business, operations or prospects of EMC, Documentum or the combined company, market assessments of the likelihood that the merger will be consummated within the anticipated time or at all, general market and economic conditions and other factors both within and beyond the control of EMC or Documentum.

     The merger may result in a loss of customers, partners and suppliers. Some customers, including end users, resellers and original equipment manufacturers, may seek alternative sources of product and/or service after the announcement of the merger due to, among other reasons, a desire not to do business with the combined company or perceived concerns that the combined company may not continue to support and develop certain product lines. We anticipate that the combined company could experience some customer attrition by reason of announcement of the merger or after the merger. Difficulties in combining operations could also result in the loss of partners and suppliers and potential disputes or litigation with customers, partners, suppliers, resellers or others. There can be no assurance that any steps by management to counter such potential increased customer, partner or supplier attrition will be effective. If the merger does not occur for any reason, it may be difficult for us to repair these relationships. Failure by our management to control attrition could have a material adverse effect on the combined company’s business, financial condition and operating results.

     Substantial expenses will be incurred and payments made even if the merger is not completed. The merger may not be completed. Whether or not the merger is completed, we and EMC and will incur substantial expenses in pursuing the merger. In addition, if the merger is terminated under specified circumstances, we may be required to pay EMC a termination fee under the merger agreement in the amount of $55.0 million, plus expenses. This termination fee could discourage other potential acquirors from seeking to enter into a business combination with us. Under certain other circumstances, if the merger is not completed, we may be required to pay the EMC’s fees and expenses, up to $2.5 million.

     Failure to complete the merger could cause our stock price to decline. If the merger is not completed for any reason, our stock price may decline because costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed or the market’s perceptions as to the reason why the merger was not consummated.

     If the conditions to the merger are not met, the merger will not occur. Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. We cannot assure you that each of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger.

Risks Related to Our Business

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

     One or more of these factors may cause our operating expenses to be disproportionately high or our gross revenues to be disproportionately low during any given period, which could cause our net revenue and operating results to fluctuate significantly. Our operating results have fluctuated significantly in the past. We had diluted earnings per share of $0.02 and $0.05 in the three months ended September 30, 2003 and 2002, respectively, and a loss per share of $0.20 in the three months ended September 30, 2001. You should not rely on our quarterly operating results to predict our future results because of the significant fluctuations to which our results are subject.

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

     The U.S., Europe and Asia/Pacific have experienced a general decline in economic conditions, leading to reduced demand for goods and services, including those that we offer. We are currently in the midst of a general economic downturn that commenced in 2001 in the U.S. and expanded to many other regions of the world during 2002. Each of our customers makes a discretionary decision to implement our products that is subject to its resources and budget cycles. Many of our customers have experienced budgeting constraints due to the economic downturn, causing them to defer or cancel projects. While we experienced a slight increase in demand for our products in the nine months ended September 30, 2003, demand for our products may decrease again. Continued weakening of economic conditions may result in a decreased demand for our products and decreased revenue, which could harm our operating results, causing the price of our common stock to fall.

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

     We have borrowed a significant amount of money, which could make it difficult to obtain additional financing; if we cannot obtain additional financing, our cash reserves could be depleted. Our debt payments and other commitments could impair our liquidity and cash reserves and make it difficult for us to obtain additional financing for working capital or acquisitions, should we need to do so. As of September 30, 2003, we had $125.0 million in outstanding indebtedness under our 4.5% senior convertible notes. As a result of this and other smaller debt commitments as of September 30, 2003, our debt-related future commitments for the fiscal year ended December 31, 2003 will be $5.7 million, assuming that none of our obligations are accelerated. Our obligations under the senior convertible notes may be accelerated if we default under the terms of the senior convertible notes. If our obligations are accelerated, the entire principal amount of our outstanding indebtedness under our senior convertible notes could become immediately payable. This would have a significant impact on our liquidity position. As of September 30, 2003, we had cash and cash equivalents of $111.6 million and marketable securities of $171.7 million. We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments.

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

     We are subject to risks associated with acquisitions. As part of our business strategy, we frequently evaluate strategic opportunities available to us and expect to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. For example, in 2002, we completed the acquisitions of eRoom Technology, Inc. and TrueArc Corporation (see Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Strategic Acquisitions). These acquisitions as well as any future acquisitions or investments, expose us to the risks commonly encountered in acquisitions of business, which include the following:

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

     The costs of software development can be high, and we may not realize revenue from our development efforts for a substantial period of time. Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $34.4 million, or 16% of total revenue, for nine months ended September 30, 2003 and $27.7 million, or 17% of total revenue, for the nine months ended September 30, 2002. As we undertake the extensive capital outlays to develop new products, we may be unable to realize revenue as soon as we expect. The costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Risks Related to Ownership of Our Common Stock

     Our stock price is extremely volatile. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other factors. During the nine months ended September 30, 2003, our stock had a high sales price of $23.40 and a low sales price of $12.00, as reported on the Nasdaq National Market. During the fiscal year 2002, our stock had a high sales price of $27.18 and a low sales price of $8.67. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may decrease the market price of our common stock.

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

     In addition, the Agreement and Plan of Merger signed with EMC on October 13, 2003 contains certain provisions prohibiting us from seeking a competing acquisition transaction. For a more detailed discussion of such provisions, see “The Merger Agreement - No Solicitation of Third Parties by Documentum” section of the Registration Statement filed on Form S–4 as filed with the SEC by EMC on October 28, 2003 (file No. 333-110017) regarding our proposed merger with EMC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk is due to changes in the general level of U.S. interest rates and relates to our cash and cash equivalents and marketable security investment portfolios (the “securities”). The securities are maintained at four major financial institutions in the U.S. These securities, like all fixed instruments, are subject to interest rate risk and will decline if market interest rates increase. We manage interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and also by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold the investments to maturity. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. The marketable securities are considered to be available-for-sale and have original maturities ranging from three months to over one year. The following table summarizes our securities and weighted average yields, as of September 30, 2003 (in thousands):

	Expected Maturity Date
	2003	2004	2005	2006	Total

U.S Treasury & Agency Securities	$20,373	$32,680	$42,577	$22,886	$118,516
Wtd. Avg. Yield	2.23%	2.95%	2.56%	2.36%
Corporate Bonds	11,048	20,632	5,476	3,691	40,847
Wtd. Avg. Yield	2.17%	2.60%	2.17%	2.24%
Auction Rate Securities	1,000	—	—	—	1,000
Wtd. Avg. Yield	1.35%	—	—	—
Certificates of Deposit	2,985	—	—	—	2,985
Wtd. Avg. Yield	3.25%	—	—	—
Commercial Paper	4,253	—	—	—	4,253
Wtd. Avg. Yield	1.03%	—	—	—
Municipals (Local and Government)	—	3,075	1,013	—	4,088
Wtd. Avg. Yield	—	3.09%	2.10%	—

	$39,659	$56,387	$49,066	$26,577	$171,689

     As of September 30, 2003, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $171.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2003, the fair value of the portfolio would decline by $2.2 million.

     The fair value of our convertible debt fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit worthiness. The fair market value of the convertible debt as of September 30, 2003 was $135.0 million based upon reported trading activity of the debenture in the secondary market. We do not believe that we have interest rate exposure on our convertible debt because the interest rate is fixed and the convertible debt will be settled at its fair value.

Foreign Exchange Risk

     Our revenue originating outside the U.S. was 34% and 39% in the three and nine months ended September 30, 2003, respectively, compared to 41% and 39% for the comparable periods in 2002. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur and settle most of their expenses in their local currency.

     We consider the U.S. dollar to be the functional currency for certain of our foreign subsidiaries and the local currency to be the functional currency for all other foreign subsidiaries. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in stockholders’ equity. Gains and losses resulting from remeasuring monetary asset and liability accounts for foreign subsidiaries where the U.S. dollar is the functional currency are included in other expense, net. We incurred insignificant foreign currency remeasurement gains in the three months ended September 30, 2003 and incurred immaterial losses in the three months ended September 30, 2002. We recorded foreign currency remeasurement losses of approximately $0.3 million and $0.1 million in the nine months ended September 30, 2003 and 2002, respectively.

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

     We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates

     The table below provides information as of September 30, 2003 about our forward foreign currency contracts. The table presents the notional amounts, at contract exchange rates, the weighted average contractual foreign currency exchange rates, and the estimated fair value. The information is provided in U.S. dollar equivalent amounts.

		Weighted
		Average
	Notional Principal	Contract Rate

	(in thousands)
Functional Currency
Euro	$4,740	1.16
British Pound	750	1.67
Australian Dollars	1,165	0.69
Japanese Yen	314	111.38

	$6,969

Estimated fair value as of September 30, 2003:	$(113)

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     We have revised our Insider Trading Policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of our stock or trading of our stock by an independent person who is not aware of material inside information at the time of the trade. We believe that certain of our officers have established such programs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 3.4 Amended and Restated Bylaws of the Registrant

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certifications of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On July 2, 2003, we filed a Form 8-K relating to our preliminary financial results for the quarter ended June 30, 2003.

On July 17, 2003, we filed a Form 8-K relating to press releases issued by us concerning our financial results for the quarter ended June 30, 2003 and the quarter ended March 31, 2003.

On September 9, 2003, we filed a Form 8-K/A, amendment number two to the Form 8-K we filed on December 20, 2002 relating to our acquisition of eRoom Technology, Inc., to include (i) the audit opinion of PricewaterhouseCoopers, LLP, the independent auditors of eRoom Technology, related to the financial statements of eRoom Technology filed as Exhibit 99.1 to form 8-K and (ii) the consent of PricewaterhouseCoopers, LLP to the inclusion of their audit opinion with this Form 8-K.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November, 2003.

DOCUMENTUM, INC. (Registrant)

By: /s/ Mark Garrett

Mark Garrett
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)